Form 10-Q
period 2008-06-30
FSP 303 East Wacker Drive Corp.
filed 2008-08-08
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-53165

FSP 303 East Wacker Drive Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Edgewater Place, Suite 200
Wakefield, MA 01880-6210
(Address of principal executive offices)(Zip Code)

(781) 557-1300
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of August 1, 2008.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
June 30, 2008

Table of Contents
			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2008 and for the three months ended June 30, 2007 and the period January 5, 2007 (date operations commenced) to June 30, 2007	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and the period January 5, 2007 (date operations commenced) to June 30, 2007	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

	Item 4T.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2008	December 31, 2007

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	131,162	129,098
	157,362	155,298

Less accumulated depreciation	5,023	3,292

Real estate investments, net	152,339	152,006

Acquired real estate leases, net of accumulated amortization of $3,200 and $2,334, respectively	7,782	8,888
Acquired favorable real estate leases, net of accumulated amortization of $2,471 and $1,719, respectively	5,477	6,315
Cash and cash equivalents	25,426	25,353
Tenant rent receivables, less allowance for doubtful accounts
of $20 and $0, respectively	175	107
Step rent receivable	1,883	1,466
Prepaid expenses and other assets	154	137
Deferred leasing costs, net of accumulated amortization of $55 and $41, respectively	707	400

Total assets	$193,943	$194,672

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$9,608	$8,588
Distribution payable	-	1,708
Tenant security deposits	783	790
Acquired unfavorable real estate leases, net of accumulated amortization of $157 and $139, respectively	421	474

Total liabilities	10,812	11,560

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000
at June 30, 2008 and December 31, 2007	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(14,031)	(14,050)

Total Stockholders’ Equity	183,131	183,112

Total Liabilities and Stockholders’ Equity	$193,943	$194,672
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period January 5, 2007 (date operations commenced) to June 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007

Revenues:
Rental	$5,858	$5,702	$11,649	$11,048

Total revenue	5,858	5,702	11,649	11,048

Expenses:

Rental operating expenses	1,465	1,307	3,073	2,703
Real estate taxes and insurance	1,480	1,585	2,984	3,084
Depreciation and amortization	1,441	1,414	2,877	2,686
Interest expense	-	5,068	-	10,510

Total expenses	4,386	9,374	8,934	18,983

Income (loss) before interest income	1,472	(3,672)	2,715	(7,935)

Interest income	164	65	398	168

Net income (loss)	1,636	(3,607)	3,113	(7,767)

Distributions paid to common stockholder	-	359	-	532

Net income (loss) attributable to preferred stockholders	$1,636	$(3,966)	$3,113	$(8,299)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	835	2,210	553

Net income (loss) per preferred share, basic and diluted	$740	$(4,752)	$1,409	$(15,007)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the Six Months Ended June 30, 2008	For the Period January 5, 2007 (date operations commenced) to June 30, 2007

Cash flows from operating activities:
Net income (loss)	$3,113	$(7,767)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,877	2,686
Amortization of favorable real estate leases	838	856
Amortization of unfavorable real estate leases	(53)	(79)
Bad debt expense	20	-
Changes in operating assets and liabilities:
Tenant rent receivables	(88)	(238)
Step rent receivable	(417)	(1,050)
Prepaid expenses and other assets	(17)	(169)
Accounts payable and accrued expenses	47	6,934
Tenant security deposits	(7)	775
Payment of deferred leasing costs	(347)	(9)

Net cash provided by operating activities	5,966	1,939

Cash flows from investing activities:
Purchase of real estate assets	(1,091)	(153,221)
Purchase of acquired real estate lease	-	(11,222)
Purchase of acquired favorable/unfavorable real estate leases	-	(7,421)

Net cash used for investing activities	(1,091)	(171,864)

Cash flows from financing activities:
Proceeds from sale of company stock	-	109,235
Syndication costs	-	(8,882)
Proceeds from long term debt	-	167,000
Principal payments on long term debt	-	(87,570)
Distributions to stockholders	(4,802)	(604)

Net cash provided by (used for) financing activities	(4,802)	179,179

Net increase in cash and cash equivalents	73	9,254

Cash and cash equivalents, beginning of period	25,353	-

Cash and cash equivalents, end of period	$25,426	$9,254

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$-	$10,508

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,853	$1,328

Disclosure of non-cash financing activities:
Distributions declared but not paid	$-	$1,150
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP 303 East Wacker Drive Corp. (the “Company”) was organized on December 13, 2006 as a corporation under the laws of the State of Delaware to purchase, own,  and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois (the “Property”).  The Company acquired the Property and commenced operations on January 5, 2007.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's General Form for Registration of Securities on Form 10, as amended, for the period from January 5, 2007 (date operations commenced) to December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). Results of operations and cash flows presented for 2007 are from January 5, 2007 (date operations commenced) to June 30, 2007.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

2.	Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code").  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company’s income that must be distributed annually.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Income Taxes (continued)

The Company’s adoption of the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007 did not result in recording a liability, nor were any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2008 and the period from January 5, 2007 (date operations commenced) to June 30, 2007, management fees paid were $60,000 and $51,000, respectively.

Franklin Street is the sole holder of the Company’s one share of common stock, $.01 par value per share (the “Common Stock”), that is issued and outstanding.  Between February 2007 and December 2007, FSP Investments LLC (member FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Since the completion of the placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or dividend related to the Common Stock.

The related party transactions described below are not expected to significantly affect the Company’s results of operations, financial position or liquidity for fiscal 2008 or future periods.

The Company paid acquisition fees of $546,000 and other costs of acquisition of $58,000 for the period ending June 30, 2007 to FSP.  Such fees were included in the cost of the real estate.  The Company also paid organizational costs of $27,000 to FSP for the period ending June 30, 2007 which were expensed when incurred.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no acquisition fees have been paid to FSP.

The Company paid syndication fees consisting of $8,750,000 for selling commissions and $132,000 for other expenses for the period ended June 30, 2007 to FSP for services related to syndication of the Company’s Preferred Stock.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no syndication fees have been paid to FSP.

The Company purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined by arm’s length negotiations, was financed entirely by a loan from Franklin Street with interest equal to the rate paid by Franklin Street on its line of credit (the “Acquisition Mortgage Loan”).  The Acquisition Mortgage Loan was collateralized by a first mortgage against the Property.  During 2007, the Company repaid the entire principal balance of the Acquisition Mortgage Loan, with the final payment being made on December 27, 2007.  For the period ending June 30, 2007, interest paid to Franklin Street on the Acquisition Mortgage Loan was $4,228,000.  The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.53%.  No interest payments have been made since December 2007 because the Acquisition Mortgage Loan was repaid.

The Company paid commitment fees of $6,280,000 for the period ending June 30, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no commitment fees have been paid to FSP.

FSP East Wacker Drive Corp.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions (continued)

The Company made distributions of $532,000 to Franklin Street as the sole holder of the Company’s one share of Common Stock for the period ending June 30, 2007 relating to earnings of the Company prior to the completion of the offering of the Preferred Stock.  No distributions have been paid to Franklin Street as the sole holder of the Company’s one share of Common Stock since the final closing of the sale of shares of the Preferred Stock on December 27, 2007, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as the sole holder of the Company’s one share of Common Stock.  On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7%), of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2008 and 2007.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Preferred Share	Distributions Per Common Share	Total Distributions

First quarter of 2008	$1,497	$-	$1,707,988

Second quarter of 2008	$1,400	$-	$3,094,000

First quarter of 2007	$-	$-	$-

Second quarter of 2007	$642	$531,991	$603,895

7.	Subsequent Event

The Company declared a cash distribution of $1,400 per preferred share on July 18, 2008 to the holders of record of the Company’s Preferred Stock on July 31, 2008, payable on August 20, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our General Form for Registration of Securities on Form 10, as amended. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation the current disruptions in the credit markets, changes in economic conditions in the market where we own the Property and in the global markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP 303 East Wacker Drive Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.

Franklin Street Properties Corp., which we refer to as Franklin Street, is the sole holder of our one share of common stock, $.01 par value per share, which we refer to as the Common Stock, that is issued and outstanding.  Between February 2007 and December 2007, FSP Investments LLC (member FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of our preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Since the completion of the placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or dividend related to the Common Stock.

We operate in one business segment, which is real estate operations, and own a single property.  Our real estate operations involve real estate rental operations, leasing services and property management services.  The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Chicago, Illinois, the relevant submarket.  These market conditions affect the occupancy levels and the rent levels on both a national and local level.  We have no influence on national or local market conditions.

It is difficult for management to predict what will happen to occupancy or rents after the expiration of the leases at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and the larger trends in the national economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants, many of which operate on a national level.

Trends and Uncertainties

 Debt Market Conditions

Management believes that the Property has the potential for increased occupancy and rental rates in the future and, assuming that such increases occur, our management believes that the holders of our Preferred Stock could benefit, in the form of a partial return of capital that produces a positive total return on their original investment, from either the Company’s obtaining some level of permanent mortgage debt financing, which we refer to as the Permanent Mortgage Loan, or the sale of the Property or a merger transaction at such time.  Management believes that the Permanent Mortgage Loan, if obtained in an amount and on terms considered favorable relative to the current and anticipated future performance of the Property, could benefit the holders of our Preferred Stock by providing them with a return of a portion of their original capital investment in the Company and by decreasing the amount of their remaining capital investment in the Company.  Assuming that the value of the Property appreciates over time and that the Property is ultimately sold for such appreciated value, Management believes that the Permanent Mortgage Loan could provide the holders of our Preferred Stock with a leveraged rate of return on their remaining capital investment in the Company that could be enhanced over the rate of return without the Permanent Mortgage Loan.  However, there can be no assurance that the Property will appreciate in value over time or that the Company will be able to obtain the Permanent Mortgage Loan on terms considered favorable relative to the current and anticipated future performance of the Property.  Subject to any contrary REIT requirements (or any Property-specific current or anticipated future capital needs requirements in the case of the Permanent Mortgage Loan only), any proceeds from the closing of the Permanent Mortgage Loan, the sale of the Property or a merger transaction would be distributed to the holders of our Preferred Stock and Common Stock in accordance with our charter.

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.

Because interest rate levels and the availability of financing may affect real estate values, occupancy levels and property income, debt market conditions could have a material adverse impact on our business.  The debt market is currently experiencing unprecedented disruptions, including reduced liquidity and increased credit risk premiums for certain market participants.  These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.  At this time we cannot predict the extent or duration of any negative impact that the current debt market conditions will have on our business including, without limitation, on our ability to obtain the Permanent Mortgage Loan.  As of the date of this Quarterly Report on Form 10-Q, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties.  The Property was completed in 1979 and is a twenty-eight story multi-tenant office tower located in downtown Chicago, Illinois containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage.

The Property underwent a re-measurement of space in 2002.  This re-measurement concluded that the rentable space in the Property would be increased to approximately 859,187 square feet as leases expire and spaces are re-leased.  This Quarterly Report on Form 10-Q makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property, including leasing statistics.  Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so.  However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are predominately based upon the previous 838,943 square foot measurement.  Accordingly, all tenant and lease descriptions set forth in this Quarterly Report on Form 10-Q reflect the terms and conditions of the respective lease documents, which generally are based on the 838,943 square foot measurement instead of the 859,187 square foot number.

The Property was approximately 90% leased as of June 30, 2008 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases approximately 259,090 square feet (30.2%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases approximately 117,379 square feet (13.7%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and has a AAA credit rating, and CTE, while not a credit-rated entity, is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease. No other tenant leases 10% or more of the Property’s rentable space.  Other prominent additional tenants include Equity Marketing, Inc., a marketing services firm which leases approximately 60,494 square feet (7.0%) through March 31, 2009.  There are currently approximately 35 tenants leasing space at the Property.

For the six months ended June 30, 2008, we believe that vacancy rates for buildings in the Chicago office market have stabilized and that rental rates stabilized as a result.  Management does not know how long these trends will continue.  Following termination of an existing lease, there is a possibility that we might not be able to re-lease all of the space and any space that is re-leased could be at a rate that is lower than the expiring rate, possibly resulting in decreased cash flows.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations and that require significant management estimates and judgments are discussed in Item 2, Financial Information - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our General Form for Registration of Securities on Form 10, as amended.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.

No change to our critical accounting policies has occurred since the filing of our General Form for Registration of Securities on Form 10, as amended.

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007.  As of June 30, 2008, the Property was approximately 90% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Revenue

Total revenue increased $0.2 million, to $5.9 million for the three months ended June 30, 2008, as compared to $5.7 million for the three months ended June 30, 2007.  This increase was primarily due to an increase in revenue from base rents of $0.1 million and an increase in recovery of expenses of $0.1 million as a result of an increase in leasing and occupancy.

Expenses

Total expenses decreased approximately $5.0 million to $4.4 million for the three months ended June 30, 2008 as compared to $9.4 million for the three months ended June 30, 2007.  This decrease was predominately attributable to a $5.1 million decrease in interest expense because the related Acquisition Mortgage Loan was repaid on December 27, 2007.  The Acquisition Mortgage Loan was used to purchase the Property in January 2007 and was repaid by proceeds from the sale of Preferred Stock.  The decrease was partially offset by increases in operating expenses of $0.1 million, attributable to the occupancy increase in 2008 compared to 2007.

Comparison of the six months ended June 30, 2008 to the period January 5, 2007 (date operations commenced) to June 30, 2007

Revenue

Total revenue increased by $0.6 million to $11.6 million for the six months ended June 30, 2008, as compared to $11.0 million for the period January 5, 2007 (date operations commenced) to June 30, 2007. The increase is primarily due to an additional four days of operations in the 2008 period compared to the 2007 period and an increase in rental income from base rent of approximately $0.5 million and an increase in recovery of expenses of approximately $0.1 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased by approximately $10.1 million to $8.9 million for the six months ending June 30, 2008 as compared to $19.0 million for the period ending June 30, 2007.  This decrease was predominately attributable to a $10.5 million decrease in interest expense because the related Acquisition Mortgage Loan was repaid on December 27, 2007.  During the six months ending June 30, 2007 interest expense was $10.5 million.  The Acquisition Mortgage Loan was used to purchase the Property in January 2007 and was repaid by proceeds from the sale of Preferred Stock.  The decrease was partially offset by a $0.4 million increase in operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $25.4 million at June 30, 2008 and $25.3 million at December 31, 2007.  The $0.1 million increase for the six months ended June 30, 2008 is primarily attributable to $6.0 million provided by operating activities, which was offset by $1.1 million used for investing activities and $4.8 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $6.0 million for the six months ended June 30, 2008 was primarily attributable to a net income of approximately $3.1 million plus depreciation and amortization of approximately $3.7 million, offset primarily by uses arising from other current accounts of $0.8 million.

Investing Activities

The cash used for investing activities of approximately $1.1 million for the six months ended June 30, 2008 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $4.8 million for the six months ended June 30, 2008 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of June 30, 2008, we had approximately $9.6 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2008 and the period from January 5, 2007 (date operations commenced) to June 30, 2007, management fees paid were $60,000 and $51,000, respectively.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Since the completion of the placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or dividend related to our Common Stock.

The related party transactions described below are not expected to significantly affect the Company’s results of operations, financial position or liquidity for fiscal 2008 or future periods.

•
We paid acquisition fees of $546,000 and other costs of acquisition of $58,000 for the period ending June 30, 2007 to FSP.  Such fees were included in the cost of the real estate.  We also paid organizational costs of $27,000 to FSP for the period ending June 30, 2007 which were expensed when incurred.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no acquisition fees have been paid to FSP.

•
We paid syndication fees consisting of $8,750,000 for selling commissions and $132,000 for other expenses for the period ending June 30, 2007 to FSP for services related to syndication of the Company’s Preferred Stock.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no syndication fees have been paid to FSP.

•
We purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined by arm’s length negotiations, was financed entirely by a loan, which we refer to as the Acquisition Mortgage Loan, from Franklin Street with interest equal to the rate paid by Franklin Street on its line of credit.  The Acquisition Mortgage Loan was collateralized by a first mortgage against the Property.  During 2007, we repaid the entire principal balance of the Acquisition Mortgage Loan, with the final payment being made on December 27, 2007.  For the period ending June 30, 2007, interest paid to Franklin Street on the Acquisition Mortgage Loan was $4,228,000.  The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.53%.  No interest payments have been made since December 2007 because the Acquisition Mortgage Loan was repaid.

•
We paid commitment fees of $6,280,000 for the period ending June 30, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no commitment fees have been paid to FSP.

•
We made distributions of $532,000 to Franklin Street as the sole holder of the one share of our Common Stock for the period ending June 30, 2007 relating to earnings of the Company prior to the completion of the offering of Preferred Stock.  No distributions have been paid to Franklin Street as the sole holder of our one share of Common Stock since the final closing of the sale of shares of our Preferred Stock on December 27, 2007, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as the sole holder of our one share of Common Stock.  On December 27, 2007, Franklin Street purchased 965.75 shares of our Preferred Stock (or approximately 43.7%), of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of our Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of our Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of our Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of our Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on our Preferred Stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Not applicable.

Item 4T.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A.    Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: August 8, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 8, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.