Form 10-Q
period 2008-09-30
FSP 303 East Wacker Drive Corp.
filed 2008-11-14
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number:  000-53165

FSP 303 East Wacker Drive Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of November 10, 2008.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
September 30, 2008

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 and the period January 5, 2007 (date operations commenced) to September 30, 2007	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and the period January 5, 2007 (date operations commenced) to September 30, 2007	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

	Item 4T.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2008	December 31, 2007

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	131,553	129,098
	157,753	155,298

Less accumulated depreciation	5,936	3,292

Real estate investments, net	151,817	152,006

Acquired real estate leases, net of accumulated amortization of $3,733 and $2,334, respectively	7,249	8,888
Acquired favorable real estate leases, net of accumulated amortization of $2,883 and $1,719, respectively	5,065	6,315
Cash and cash equivalents	24,071	25,353
Tenant rent receivables, less allowance for doubtful accounts
of $20 and $0, respectively	191	107
Step rent receivable	2,036	1,466
Prepaid expenses and other assets	178	137
Deferred leasing costs, net of accumulated amortization of $75 and $41, respectively	717	400

Total assets	$191,324	$194,672

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$8,807	$8,588
Distribution payable	-	1,708
Tenant security deposits	583	790
Acquired unfavorable real estate leases, net of accumulated amortization of $183 and $139, respectively	394	474

Total liabilities	9,784	11,560

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000
at September 30, 2008 and December 31, 2007	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(15,622)	(14,050)

Total Stockholders’ Equity	181,540	183,112

Total Liabilities and Stockholders’ Equity	$191,324	$194,672
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period January 5, 2007 (date operations commenced) to September 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007

Revenues:
Rental	$5,847	$5,601	$17,496	$16,649

Total revenue	5,847	5,601	17,496	16,649

Expenses:

Rental operating expenses	1,556	1,642	4,629	4,345
Real estate taxes and insurance	1,434	1,569	4,418	4,653
Depreciation and amortization	1,491	1,414	4,368	4,100
Interest expense	-	1,564	-	12,074

Total expenses	4,481	6,189	13,415	25,172

Income (loss) before interest income	1,366	(588)	4,081	(8,523)

Interest income	137	129	535	297

Net income (loss)	1,503	(459)	4,616	(8,226)

Distributions paid to common stockholder	-	250	-	782

Net income (loss) attributable to preferred stockholders	$1,503	$(709)	$4,616	$(9,008)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	1,116	2,210	768

Net income (loss) per preferred share, basic and diluted	$680	$(635)	$2,089	$(11,729)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the Nine Months Ended September 30, 2008	For the Period January 5, 2007 (date operations commenced) to September 30, 2007

Cash flows from operating activities:
Net income (loss)	$4,616	$(8,226)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	4,368	4,100
Amortization of favorable real estate leases	1,250	1,287
Amortization of unfavorable real estate leases	(80)	(118)
Bad debt expense	20	-
Changes in operating assets and liabilities:
Tenant rent receivables	(104)	(163)
Step rent receivable	(570)	(1,306)
Prepaid expenses and other assets	(41)	(150)
Accounts payable and accrued expenses	737	8,257
Tenant security deposits	(207)	791
Payment of deferred leasing costs	(402)	(65)

Net cash provided by operating activities	9,587	4,407

Cash flows from investing activities:
Purchase of real estate assets	(2,973)	(153,298)
Purchase of acquired real estate lease	-	(11,222)
Purchase of acquired favorable/unfavorable real estate leases	-	(7,421)

Net cash used for investing activities	(2,973)	(171,941)

Cash flows from financing activities:
Proceeds from sale of company stock	-	113,310
Syndication costs	-	(9,208)
Proceeds from long term debt	-	167,000
Principal payments on long term debt	-	(91,063)
Distributions to stockholders	(7,896)	(2,003)

Net cash provided by (used for) financing activities	(7,896)	178,036

Net increase (decrease) in cash and cash equivalents	(1,282)	10,502

Cash and cash equivalents, beginning of period	25,353	-

Cash and cash equivalents, end of period	$24,071	$10,502

Supplemental disclosure of cash flow information:	-	-

Cash paid for:
Interest	$-	$12,014

Disclosure of non-cash investing activites:
Accrued costs for purchase of real estate assets	$362	$1,345

Disclosure of non-cash financing activities:
Distributions declared but not paid	$-	$1,594

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's General Form for Registration of Securities on Form 10, as amended, for the period from January 5, 2007 (date operations commenced) to December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). Results of operations and cash flows presented for 2007 are from January 5, 2007 (date operations commenced) to September 30, 2007.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

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

The Company’s adoption of the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007 did not result in recording a liability, nor were any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one half of one percent (0.5%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2008 and the period from January 5, 2007 (date operations commenced) to September 30, 2007, management fees paid were $92,000 and $80,000, respectively.

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

The Company paid acquisition fees of $567,000 and other costs of acquisition of $58,000 for the period ending September 30, 2007 to FSP.  Such fees were included in the cost of the real estate.  The Company also paid organizational costs of $27,000 to FSP for the period ending September 30, 2007 which were expensed when incurred.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no acquisition fees have been paid to FSP.

The Company paid syndication fees consisting of $9,076,000 for selling commissions and $132,000 for other expenses for the period ended September 30, 2007 to FSP for services related to syndication of the Company’s Preferred Stock.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no syndication fees have been paid to FSP.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Related Party Transactions (continued)

The Company purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined by arm’s length negotiations, was financed entirely by a loan from Franklin Street with interest equal to the rate paid by Franklin Street on its line of credit (the “Acquisition Mortgage Loan”).  The Acquisition Mortgage Loan was collateralized by a first mortgage against the Property.  During 2007, the Company repaid the entire principal balance of the Acquisition Mortgage Loan, with the final payment being made on December 27, 2007.  For the period ending September 30, 2007, interest paid to Franklin Street on the Acquisition Mortgage Loan was $5,499,000.  The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.53%.  No interest payments have been made since December 2007 because the Acquisition Mortgage Loan was repaid.

The Company paid commitment fees of $6,515,000 for the period ending September 30, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no commitment fees have been paid to FSP.

The Company made distributions of $782,000 to Franklin Street as the sole holder of the Company’s one share of Common Stock for the period ending September 30, 2007 relating to earnings of the Company prior to the completion of the offering of the Preferred Stock.  No distributions have been paid to Franklin Street as the sole holder of the Company’s one share of Common Stock since the final closing of the sale of shares of the Preferred Stock on December 27, 2007, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as the sole holder of the Company’s one share of Common Stock.  On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7%), of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at  September 30, 2008 and 2007.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements
(Unaudited)

6.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Preferred Share	Distributions Per Common Share	Total Distributions

First quarter of 2008	$1,400	$-	$1,708,000

Second quarter of 2008	$1,400	$-	$3,094,000

Third quarter of 2008	$1,400	$-	$3,094,000

First quarter of 2007	$-	$-	$-

Second quarter of 2007	$642	$532,000	$604,000

Third Quarter of 2007	$1,377	$250,000	$1,399,000

7.	Subsequent Event

The Company declared a cash distribution of $1,400 per preferred share on October 17, 2008 to the holders of record of the Company’s Preferred Stock on October 31, 2008, payable on November 20, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our General Form for Registration of Securities on Form 10, as amended. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation disruptions in the debt markets, changes in economic conditions in the market where we own the Property, changes in the economic conditions in the United States, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

 Economic Conditions

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

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy, which may affect real estate values, occupancy levels and property income, may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our ability to obtain the Permanent Mortgage Loan.

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

The Property was approximately 88% leased as of September 30, 2008 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 37%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases 117,379 square feet (approximately 14%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and has a AAA credit rating, and CTE, while not a credit-rated entity, is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease. No other tenant leases 10% or more of the Property’s rentable space.  Other prominent additional tenants include Equity Marketing, Inc., a marketing services firm which leases  60,494 square feet (approximately 7%) through March 31, 2009.  There are currently 36 tenants leasing space at the Property.

For the nine months ended September 30, 2008, we believe that vacancy rates for buildings in the Chicago office market have stabilized but may increase over the next twelve months. Rental rates are not expected to rise over the same period.  Management does not know how long these trends will continue.  Following termination of an existing lease, there is a possibility that we might not be able to re-lease all of the space and any space that is re-leased could be at a rate that is lower than the expiring rate, possibly resulting in decreased cash flows.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007.  As of  September 30, 2008, the Property was approximately 87% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Revenue

Total revenue increased $0.2 million to $5.8 million for the three months ended September 30, 2008, as compared to $5.6 million for the three months ended September 30, 2007.  This increase was primarily due to an increase in revenue from base rents of $0.1 million and an increase in recovery of expenses of approximately $0.1 million, as a result of an increase in leasing and occupancy.

Expenses

Total expenses decreased $1.7 million to $4.5 million for the three months ended September 30, 2008 as compared to $6.2 million for the three months ended September 30, 2007.  This decrease was predominately attributable to a decrease in overall operating expenses of approximately $0.1 million and a $1.6 million decrease in interest expense because the related Acquisition Mortgage Loan was repaid on December 27, 2007. The Acquisition Mortgage Loan was used to purchase the Property in January 2007 and was repaid by proceeds from the sale of Preferred Stock.

Comparison of the nine months ended September 30, 2008 to the period January 5, 2007 (date operations commenced) to September 30, 2007

Revenue

Total revenue increased by $0.8 million to $17.5 million for the nine months ended September 30, 2008, as compared to $16.7 million for the period January 5, 2007 (date operations commenced) to September 30, 2007. The increase is primarily due to an additional four days of operations in the 2008 period compared to the 2007 period combined with an increase in leasing and occupancy.

Expenses

Total expenses decreased by $11.8 million to $13.4 million for the nine months ending September 30, 2008 as compared to $25.2 million for the period ending September 30, 2007.  This decrease was predominately attributable to a $12.1 million decrease in interest expense because the related Acquisition Mortgage Loan was repaid on December 27, 2007.  The decrease was partially offset by a $0.3 million increase in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents were $24.1 million at September 30, 2008 and $25.3 million at December 31, 2007.  The $1.2 million decrease for the nine months ended September 30, 2008 is primarily attributable to $9.6 million provided by operating activities, which was offset by $2.9 million used for investing activities and $7.9 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $9.6 million for the nine months ended September 30, 2008 was primarily attributable to a net income of approximately $4.6 million plus depreciation and amortization of approximately $5.5 million and was offset by uses arising from other current accounts of $0.1 million and by payments of deferred leasing costs of $0.4 million.

Investing Activities

The cash used for investing activities of approximately $2.9 million for the nine months ended September 30, 2008 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $7.9 million for the nine months ended September 30, 2008 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of September 30, 2008, we had $8.8 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one half of one percent (0.5%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2008 and the period from January 5, 2007 (date operations commenced) to September 30, 2007, management fees paid were approximately $92,000 and $80,000, respectively.

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

•
We paid acquisition fees of $567,000 and other costs of acquisition of $58,000 for the period ending September 30, 2007 to FSP.  Such fees were included in the cost of the real estate.  We also paid organizational costs of $27,000 to FSP for the period ending September 30, 2007 which were expensed when incurred.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no acquisition fees have been paid to FSP.

•
We paid syndication fees consisting of $9,076,000 for selling commissions and $132,000 for other expenses for the period ending September 30, 2007 to FSP for services related to syndication of the Company’s Preferred Stock.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no syndication fees have been paid to FSP.

•
We purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined by arm’s length negotiations, was financed entirely by a loan, which we refer to as the Acquisition Mortgage Loan, from Franklin Street with interest equal to the rate paid by Franklin Street on its line of credit.  The Acquisition Mortgage Loan was collateralized by a first mortgage against the Property.  During 2007, we repaid the entire principal balance of the Acquisition Mortgage Loan, with the final payment being made on December 27, 2007.  For the period ending September 30, 2007, interest paid to Franklin Street on the Acquisition Mortgage Loan was $5,499,000.  The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.53%.  No interest payments have been made since December 2007 because the Acquisition Mortgage Loan was repaid.

•
We paid commitment fees of $6,515,000 for the period ending September 30, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no commitment fees have been paid to FSP.

•
We made distributions of $782,000 to Franklin Street as the sole holder of the one share of our Common Stock for the period ending September 30, 2007 relating to earnings of the Company prior to the completion of the offering of Preferred Stock.  No distributions have been paid to Franklin Street as the sole holder of our one share of Common Stock since the final closing of the sale of shares of our Preferred Stock on December 27, 2007, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as the sole holder of our one share of Common Stock.  On December 27, 2007, Franklin Street purchased 965.75 shares of our Preferred Stock (or approximately 43.7%), of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of our Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of our Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of our Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of our Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on our Preferred Stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: November 14, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 14, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.