Form 10-K
period 2008-12-31
FSP 303 East Wacker Drive Corp.
filed 2009-03-12
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53165

FSP 303 East Wacker Drive Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880-6210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒.

As of June 30, 2008 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2009.

Documents incorporated by reference: None.

Item 1.	Business

History

Our company, FSP 303 East Wacker Drive Corp., which individually or together with its subsidiary, we refer to as the Company, is a Delaware corporation formed to purchase, own and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.  The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

The Company was organized in December 2006 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE Alternext US: FSP).  FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

The Company purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined based on arm’s-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the Acquisition Mortgage Loan.  The Acquisition Mortgage Loan was repaid in its entirety on December 27, 2007 from the proceeds of the sale of equity interests in the Company.  Total interest and loan fees incurred on the Acquisition Mortgage Loan were approximately $13,810,000.  The Company acquired the Property through FSP 303 East Wacker Drive LLC, a wholly-owned subsidiary of the Company.  The sole business of FSP 303 East Wacker Drive LLC is to own and operate the Property.

The Company commenced operations in January 2007.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock.  Between February 2007 and December 2007, FSP Investments LLC completed the sale of equity interests in the Company through the offering on a best efforts basis of 2,210 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  We sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Between February 7, 2007 and December 27, 2007, the Company held 17 investor closings, at each of which shares of Preferred Stock were sold and funds were received.  On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (approximately 43.7%) of the Company for consideration totaling $82,813,000, representing $96,575,000 at the offering price net of commissions of $7,726,000 and fees of $6,036,000 that were excluded.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.  Funds from each individual closing were used to repay the Acquisition Mortgage Loan and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC.  The use of proceeds from the offerings of Preferred Stock, including for payments to Franklin Street and its affiliates, is set forth in the table below:

Use of proceeds:
Type	Affiliate paid	Amount
Operating/Capital Reserve (1)		$20,055,000
Organizational, Offering and
Other Expenditures for the Company(2)	FSP Investments LLC	1,200,000
City of Chicago Transfer Taxes		1,252,500
Selling Commissions(3)	FSP Investments LLC	9,954,000
Acquisition-Related Costs:
Purchase Price of the Property(4)	Franklin Street Properties Corp.	167,000,000
Loan Fee Paid to Franklin Street (5)	Franklin Street Properties Corp.	7,154,438
Acquisition Fee(6)	FSP Investments LLC	622,125
Total Uses of Gross Offering Proceeds		$207,238,063

(1)	The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.
(2)
Organizational, Offering and Other Expenditures were paid for various expenses, including legal, accounting, appraisal, engineering and organizational expenses allocable to the offering, incurred in connection with the organization and syndication of the Company.

(3)	Selling Commissions were paid to FSP Investments LLC, as Selling Agent.
(4)	The Purchase Price of the Property was financed by the Acquisition Mortgage Loan, which was repaid from proceeds of the offering.
(5)
The Loan Fee paid to Franklin Street was a fee (or points) payable to Franklin Street to obtain the Acquisition Mortgage Loan to purchase the Property in the amount of $7,154,438.  The Acquisition Mortgage Loan was in an original principal amount equal to the purchase price of the Property, and had a term of two years, which was pre-payable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.

(6)	The Acquisition Fee was paid for various services related to the purchase of the Property.

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest.  Although Franklin Street sponsors the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company.  Please see Part “III, Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties.  We derive rental revenue from income paid to us by the tenants of the Property.  Asset and property management services are provided by third parties.

The Property was completed in 1979 and is a twenty-eight story multi-tenant office tower located in downtown Chicago, Illinois containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage.

The Property underwent a re-measurement of space in 2002.  This re-measurement concluded that the rentable space in the Property could be increased from approximately 838,943 square feet to approximately 859,187 square feet.  This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property and at this time, lease statistics are based on 842,717 square feet.  Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so.  However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are mostly based upon the previous 838,943 square foot measurement.  Accordingly, principally all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of the respective lease documents, which generally are based on the 838,943 square foot measurement instead of the 859,187 square foot number.

The Property, formerly known as Three Illinois Center, is part of the multi-building, mixed-use development known as Illinois Center, which includes office buildings, hotels, residential buildings, and a large athletic club.  The Property was preceded in construction by One and Two Illinois Center, which were developed in 1970 and 1972, respectively.  The three towers share an aluminum and glass design that is characteristic of contemporary international style, distinguished by a curtain wall of bronze-finished aluminum and reflective glass.  The Property is located on the eastern portion of the development along the southern edge of the Chicago River.

The office component of the Property is separated into low-rise, mid-rise and high-rise sections. The Plaza, or first floor, has three elevator banks, each containing five passenger elevators and a freight elevator which services the 27 floors of office space.  An additional elevator is also provided at the Plaza level for direct access to the parking garage and Concourse.  Access to the Concourse level from the Plaza level is provided by an escalator system.  Access to the Plaza level from street-level is provided by entrances on the West and East sides of the Property and emergency exits on the south end.

The Property was approximately 88% leased as of December 31, 2008 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases 117,379 square feet (approximately 14%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and CTE is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease. No other tenant leases 10% or more of the Property’s rentable space.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  With approximately 3.5 years remaining on KPMG’s lease, management will use that time to implement a marketing plan designed to locate a replacement tenant (or tenants).  On December 31, 2008, CTE notified the Company that it will be exercising its early termination option on a portion of the 10th floor.  Effective October 1, 2009, CTE’s total leased space will be reduced from 117,379 square feet to 104,086 square feet, or approximately 12% of the Property’s total leasable space.  This reduction represents approximately 2% of the Property’s total leasable space.  Other prominent additional tenants include Equity Marketing, Inc., a marketing services firm which leases approximately 60,494 square feet (approximately 7%) through March 31, 2009.  Equity Marketing, Inc. has signed a lease at another building and vacated the Property during the fourth quarter of 2008.  As of December 31, 2008, 36 tenants were leasing space at the Property.
.
In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses.  In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

FSP Property Management LLC, a wholly-owned subsidiary of Franklin Street, provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of that month’s gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice.

Hines Interests Limited Partnership provides the Company with day-to-day property management, construction management and leasing services relating to the operation of the Property.  Hines Interests Limited Partnership is a third-party service provider that is not related to or affiliated with Franklin Street.  The management agreement between the Company and Hines Interests Limited Partnership requires the Company to pay Hines Interests Limited Partnership a monthly fee equal to two and one-half percent (2.5%) of the net operating receipts collected in the preceding month.  The management agreement between the Company and Hines Interests Limited Partnership is for a term of five years ending in December 2011 and may be terminated for cause.

Investment Objectives

The Company's investment objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases and new leasing activity in currently vacant space, (iii) have that cash potentially increase over time if rental rates increase for new leases, (iv) provide a return of capital to holders of our Preferred Stock if we obtain permanent mortgage financing or another capital event occurs, (v) provide increased equity in the Property to our holders of Preferred Stock as a result of potential appreciation in market value, and (vi) preserve and protect the capital invested by the holders of our Preferred Stock.  We cannot be sure of meeting our objectives.

Our policy is not to make loans to other persons, not to invest in the securities of other issuers for the purpose of exercising control, not to underwrite the securities of other issuers, not to offer securities in exchange for property and not to purchase or otherwise reacquire our securities.  These policies may be changed by our directors without a vote of the holders of shares of our Preferred Stock.

We have issued our shares of Preferred Stock in the offering described above.  No additional shares of Preferred Stock are authorized by our charter, and authorization of any increase in the number of authorized shares or the creation of any new series or class of stock would require the affirmative vote of the holders of 66.67% of the outstanding shares of Preferred Stock.

In our original private placement offering of Preferred Stock, we disclosed that it was our intention to dispose of the Property at a time determined by our directors, which we expected to be within five to seven years.  While we still intend to dispose of the Property at a time determined by our directors, it is possible that, given the current state of the economy in the United States and given KPMG’s departure from the Property in August 2012, that the hold period may be longer.  We do not intend to reinvest the proceeds of any such disposition.  We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

We have the right to obtain a permanent mortgage loan and a line of credit as described below.

Permanent Mortgage Loan

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

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of March 12, 2009, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Revolving Line of Credit

Given the amount of space that will need to be re-leased upon the expiration of KPMG’s lease on August 31, 2012 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.   As of February 28, 2009, the Company has neither sought nor obtained a line of credit.

Competition

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

The Property is a multi-tenant office tower located in downtown Chicago, Illinois.  The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants.  In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  If there is no currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property.  Our competition is not only with other developers, but also with property users who choose to own their building and larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control.  Given that the Property is a multi-tenant office tower that is leased to a diverse group of office and retail tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time.

Employees

We had no employees as of December 31, 2008.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC).   This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. and 3 p.m.  Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov.  Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We will make available and voluntarily provide, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We do not maintain a website.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2008:

						Annual Rent Revenue
	Date of	Approx.	Percent	Number	Name of	For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Major Tenants	December 31, 2008

303 East Wacker Drive	1/5/2007	859,187	88%	36	KPMG LLP	$7,551,000
Chicago, Illinois 60601					CTE (1)	$3,936,000

(1)           Consoer Townsend Environdyne Engineers, Inc.

The average effective annual rent per leased square foot for the years ended December 31, 2008 and 2007 was $17.52 and $15.91, respectively.

We acquired the Property on January 5, 2007 through a limited liability company, all of whose equity interest is owned, directly or indirectly, by the Company.  In the opinion of our management, the Property is adequately covered by insurance.  The Property is not currently encumbered by any mortgage indebtedness.

The Property was completed in 1979 and is a twenty-eight story multi-tenant office tower located in downtown Chicago, Illinois containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage.

The Property underwent a re-measurement of space in 2002.  This re-measurement concluded that the rentable space in the Property could be increased to approximately 859,187 square feet.  This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property, including leasing statistics.  Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so.  However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are predominately based upon the previous 838,943 square foot measurement.  Accordingly, all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of the respective lease documents, which generally are based on the 838,943 square foot measurement instead of the 859,187 square foot number.

The following table reflects certain information for the leases that are expiring over the next ten years:

			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration (1)	Expiration

2009	11	109,100	$ 2,240,895	18.54%
2010	8	55,788	1,097,509	9.08%
2011	2	1,593	58,039	0.48%
2012	11	264,586	3,727,061	30.83%
2013	4	21,176	311,974	2.58%
2014	8	157,262	2,959,841	24.49%
2015	3	29,125	570,880	4.72%
2016	5	59,256	938,298	7.76%
2017	3	11,689	32,898	0.27%
2018	1	6,585	131,700	1.09%
2019	1	1,175	18,800	0.16%

Total	57	717,335	$ 12,087,895	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2008.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 88% leased as of December 31, 2008 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases 117,379 square feet (approximately 14%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and CTE is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  With approximately 3.5 years remaining on KPMG’s lease, management will use that time to implement a marketing plan designed to locate a replacement tenant (or tenants).  No other tenant leases 10% or more of the Property’s rentable space.  On December 31, 2008, CTE notified the Company that it will be exercising its early termination option on a portion of the 10th floor.  Effective October 1, 2009, CTE’s total leased space will be reduced from 117,379 square feet to 104,086 square feet, or approximately 12% of the Property’s total leasable space.  This reduction represents approximately 2% of the Property’s total leasable space.  Other prominent additional tenants include Equity Marketing, Inc., a marketing services firm which leases 60,494 square feet (approximately 7%) through March 31, 2009.  Equity Marketing, Inc. has signed a lease at another building and vacated the Property during the fourth quarter of 2008.  As of December 31, 2008, 36 tenants were leasing space at the Property.

Leases

In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses.  In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

KPMG LLP

KPMG is currently the largest tenant of the Property and leases eight full floors containing 259,090 net rentable square feet, which amount translates into approximately 30% of the building as of December 31, 2008.  The lease commenced in August 1997 with a fifteen-year term that expires on August 31, 2012.  On January 30, 2008 KPMG signed a lease for an additional 30,402 rentable square feet, which commenced on May 1, 2008 and also expires on August 31, 2012.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  With approximately 3.5 years remaining on KPMG’s lease, management will use that time to implement a marketing plan designed to locate a replacement tenant (or tenants).

Option to Renew

As long as KPMG is not in default of its lease obligations, KPMG has two consecutive options to extend the expiration date of the lease for five years each for a total of ten years.  KPMG must exercise each option with at least 12 months' prior notification to landlord.  The monthly base rental rate for each option will be the prevailing market rental rate, as agreed by tenant and landlord, existing at the time of notification.  KPMG has the right to renew for its entire space or a portion of its space as long as the space is contiguous and includes at least one full floor.

Options to Expand

As long as KPMG is not in default of its lease obligations, KPMG has multiple options to expand at prevailing market rental rates, as agreed by tenant and landlord, existing at the time of notification.  KPMG also has a continuing right of first refusal (“ROFR”) to lease any or all space in the mid-rise elevator bank and floors 21 and 23.  The ROFR expires two years prior to the expiration of the lease.

Other Options

As long as KPMG is not in default of its lease obligations, KPMG has exclusive rights to exterior and interior signage.  As long as KMPG is the largest tenant, KPMG has exclusive rights to exterior signage and naming rights of the building.  KPMG also has the right to prevent the landlord from leasing space to a specific list of public accounting competitors, any schools and certain governmental agencies.  KPMG has the right to lease storage space not exceeding 7,500 square feet at pre-determined rental rates.  Although the original terms of the lease included options to reduce the amount of space and included termination options, those options have expired and KPMG does not have any remaining options to terminate the lease in part or in its entirety.

Consoer Townsend Environdyne Engineers, Inc.

CTE is currently the second largest tenant of the Property and leases three full floors and portions of two floors containing 117,379 net rentable square feet, which amount translates into approximately 14% of the building.  The lease commenced in January 1996 and expires on September 30, 2014.  The lease is guaranteed by AECOM Technology Corporation.

Option to Renew

As long as CTE is not in default of its lease obligations, CTE has two consecutive options to extend the expiration date of the lease for five years each, for a total of ten years.  In order to exercise an option, CTE must give at least nine months' prior notification to the landlord, but such notice may not be given earlier than 12 months prior to expiration of the lease.  The monthly base rental rate for each option will be the prevailing market rental rate, as reasonably determined by the landlord. CTE has the right to renew as long as the renewal includes not less than 50% of the total space leased.

Options to Expand

As long as CTE is not in default of its lease obligations, CTE has a continuing right of first offer (“ROFO”) on certain space, including floors 4, 7, 10 or 12.  The monthly base rental rate for the ROFO will be the prevailing market rental rate as reasonably determined by the landlord.  The ROFO expires two years prior to the expiration of the lease.

Giveback Option

CTE provided noticed on December 31, 2008 that indicated CTE was exercising a termination option on a portion of the 10th floor.  CTE did not exercise its separate right to terminate the entire 11th floor.  Effective October 1, 2009, CTE’s total leased space will be reduced from 117,379 square feet to 104,086 square feet, or approximately 12% of the Property’s total leasable space.  This reduction represents approximately 2% of the Property’s total leasable space.

Additional Operating Data

Additional information regarding the amount of the Property’s annual realty taxes and insurance can be found in the Statements of Operations that are included with this Form 10-K.  Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

There are no material legal proceedings to which the Company is a party. The Company from time to time may be involved in lawsuits including, but not limited to, lawsuits relating to the real property it owns for liability for slips and falls, damage to automobiles in the parking garage, minor theft or similar matters.   The Company expects that most of these suits will be covered by insurance, subject to customary deductions. In addition, in the ordinary course of business, the Company may become involved in litigation to collect rents or other income due to it from tenants.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of March 4, 2009, Franklin Street was the sole holder of record of the Common Stock and there were 818 holders of record of the Preferred Stock.  This computation is based upon the number of record holders reflected in our corporate records.  The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions have been or will be declared on the Common Stock.

Set forth below are the distributions made to Common and Preferred Stockholders in respect of each quarter since our inception.  Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. We cannot guarantee the future payment of dividends or the amount of any such dividends.  See the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K for additional information.

	FSP 303 East Wacker Drive Corp.
	Distributions	Distributions
	paid to	paid to
Quarter	Common	Preferred
Ended	Stockholder	Stockholders

March 31, 2007	$-	$-
June 30, 2007	532,000	72,000
September 30, 2007	250,000	1,149,000
December 31, 2007	228,000	1,594,000

March 31, 2008	-	1,708,000
June 30, 2008	-	3,094,000
September 30, 2008	-	3,094,000
December 31, 2008	-	3,094,000

The following schedule summarizes tax components of the distributions paid for the period ended December 31:

(in thousands)	2008		2007
	Preferred	%	Preferred	Common	%
Ordinary income	$8,464	77%	$-	$-	-
Return of Capital	2,526	23%	2,815	1,010	100%

Total	$10,990	100%	$2,815	$1,010	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

The Company operates in one business segment, which is real estate operations, and owns a single property.  Our real estate operations involve real estate rental operations, leasing services and property management services.  The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Chicago, Illinois, the relevant submarket.  These market conditions affect the occupancy levels and the rent levels on both a national and local level.  We have no influence on national or local market conditions.

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease vacant space and to obtain the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 88% leased as of December 31, 2008 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases 117,379 square feet (approximately 14%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and CTE is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  With approximately 3.5 years remaining on KPMG’s lease, management will use that time to implement a marketing plan designed to locate a replacement tenant (or tenants).  No other tenant leases 10% or more of the Property’s rentable space.  On December 31, 2008, CTE notified the Company that it will be exercising its early termination option on a portion of the 10th floor.  Effective October 1, 2009, CTE’s total leased space will be reduced from 117,379 square feet to 104,086 square feet, or approximately 12% of the Property’s total leasable space.  This reduction represents approximately 2% of the Property’s total leasable space.  Other prominent additional tenants include Equity Marketing, Inc., a marketing services firm which leases  60,494 square feet (approximately 7%) through March 31, 2009.  Equity Marketing, Inc. has signed a lease at another building and vacated the Property during the fourth quarter of 2008.  As of December 31, 2008, 36 tenants were leasing space at the Property.

It is difficult for management to predict what will happen to occupancy and rents at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level.  Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at current market rates which may be below the expiring rates.

For the twelve months ended December 31, 2008, we believe that vacancy rates and rental rates for buildings in Chicago’s East Loop office market remained stable.  This trend may continue or worsen in the future.  Continuing turmoil in the global financial markets has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.  Management believes that the position of the Property within Chicago’s office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

Given the current economic downturn, the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws has increased.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

In light of the amount of space that will need to be re-leased upon the expiration of KPMG’s lease on August 31, 2012 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.   As of February 28, 2009, the Company has neither sought nor obtained a line of credit.

Critical Accounting Policies and Estimates

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations and that require significant management estimates and judgments are discussed below.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.  Our most critical accounting policies involve our investments in real property.  These policies affect our:

•	allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense; and
•	assessment of the carrying values and impairments of long-lived assets.

Allocation of Purchase Price

We have allocated the purchase price of the Property to land, buildings and improvements.  Each component of purchase price generally has a different useful life.  We allocate the value of real estate acquired among land, buildings, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management’s estimates, which were partially based upon an appraisal that we obtained from an independent real estate appraisal firm.

Purchase price allocated to land and building and improvements is based on management’s determination of the relative fair values of these assets assuming the Property was vacant. Management determines the fair value of the Property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to in-place leases and (ii) our estimate of fair market lease rates for leases, measured over a period equal to the remaining non-cancelable term of the leases.  Purchase price allocated to in-place leases and the tenant relationships is determined as the excess of (i) the purchase price paid for the Property after adjusting the existing in-place lease to market rental rates over (ii) the estimated fair value of the Property as if vacant.  This aggregate value is allocated between the in-place lease value and tenant relationship based on management’s evaluation of the specific characteristics of the tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for the acquisition reflected in our financial statements.  Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses, and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.

Depreciation and Amortization

We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for the building and improvements, and up to 15 years for personal property.  The allocated cost of land is not depreciated.  The capitalized above-market lease values, if any, are amortized as a reduction to rental income over the remaining non-cancelable terms of the lease.  The value of above or below-market leases is amortized over the remaining non-cancelable periods of the lease.  The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases.  If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.  Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

Impairment

We periodically evaluate the Property for impairment indicators.  These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that permanently reduce the value of our investment.  If indicators of impairment are present, we evaluate the carrying value of the Property by comparing it to its expected future undiscounted cash flows.  If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the Property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows.  If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

Lease Classification

Each time we enter a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a capital lease or as an operating lease.  The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue.  These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows.  Incorrect assumptions or estimates may result in misclassification of our leases.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flows.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007.  As of December 31, 2008, the Property was approximately 88% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2008 to the period January 5, 2007 (date operations commenced) to December 31, 2007

Revenue

Total revenue increased $0.9 million to $23.0 million for the year ended December 31, 2008, as compared to $22.1 million for the period January 5, 2007 (date operations commenced) to December 31, 2007.  This increase was primarily due to an increase in revenue from base rents of $0.6 million and an increase in recovery of expenses of approximately $0.3 million, as a result of an additional four days of operations in the 2008 period compared to the 2007 period combined with an increase in leasing and occupancy.

Expenses

Total expenses decreased $13.1 million to $18.0 million for the year ended December 31, 2008 as compared to $31.1 million for the period January 5, 2007 (date operations commenced) to December 31, 2007.  This decrease was predominately attributable to a $14.0 million decrease in interest expense because the related Acquisition Mortgage Loan was repaid on December 27, 2007.  The Acquisition Mortgage Loan was used to purchase the Property in January 2007 and was repaid by proceeds from the sale of Preferred Stock.  The decrease was offset by an increase of approximately $0.5 million in rental operating expenses and an increase of approximately $0.4 million in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.5 million to $23.9 million at December 31, 2008 compared to $25.4 at December 31, 2007.  The $1.5 million decrease is attributable to $12.5 million provided by operating activities, which was offset by $3.0 million used for investing activities and $11.0 million used for financing activities.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $12.5 million for the year ended December 31, 2008 was primarily attributable to net income of approximately $5.6 million plus depreciation and amortization of approximately $7.5 million and was offset by uses arising from other current accounts of $0.2 million and by payments of deferred leasing costs of $0.4 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2008 of approximately $3.0 million was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of approximately $11.0 million for the year ended December 31, 2008 was primarily attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and distributions to equity holders.  As of December 31, 2008, we had approximately $9.5 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the year ended December 31, 2008 and for the period January 5, 2007 (date operations commenced) to December 31, 2007, management fees paid were $123,000 and $110,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

The following is a summary of related party transactions that occurred with FSP for the period January 5, 2007 (date operations commenced) to December 31, 2007.  The related party transactions described below are not expected to significantly affect the Company’s results of operations, financial position or liquidity for fiscal year 2009 or future periods.

•
We paid acquisition fees of $622,000 and other costs of acquisition of $1,042,000 to FSP in 2007.  Such fees were included in the cost of the real estate.  We also paid organizational costs of $27,000 to FSP in 2007 which were expensed when incurred.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no acquisition fees have been paid to FSP.

•
We paid syndication fees consisting of $9,954,000 for selling commissions and $132,000 for other expenses in 2007 to FSP for services related to syndication of our Preferred Stock.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no syndication fees have been paid to FSP.

•
We purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined by arm’s length negotiations, was financed entirely by a loan, which we refer to as the Acquisition Mortgage Loan, from Franklin Street with interest equal to the rate paid by Franklin Street on its line of credit.  The Acquisition Mortgage Loan was collateralized by a first mortgage against the Property.  During 2007, we repaid the entire principal balance of the Acquisition Mortgage Loan, with the final payment being made on December 27, 2007.  For the period ended December 31, 2007, interest paid to Franklin Street on the Acquisition Mortgage Loan was $6,656,000.  The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.53%.  No interest payments have been made since December 2007 because the Acquisition Mortgage Loan was repaid.

•
We paid commitment fees of $7,154,000 for the period ended December 31, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no commitment fees have been paid to FSP.

•
We made distributions of $1,010,000 to Franklin Street as the sole holder of the one share of our Common Stock relating to earnings of the Company prior to the completion of the offering of Preferred Stock.  No distributions have been paid to Franklin Street subsequent to the final closing of the sale of shares of the Preferred Stock, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as the sole holder of our one share of Common Stock.  On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7%), of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property.  Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2008 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2009	$10,662
2010	9,607
2011	9,419
2012	8,315
2013	5,685
Thereafter	7,692
$51,380

Off-Balance Sheet Arrangements

The Company is a party to management, construction management and leasing agreements with an unaffiliated third party management company, Hines Interests Limited Partnership, to provide property management, construction management and leasing services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services, all of which agreements may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included elsewhere herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Not applicable.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2009 is set forth below:

George J. Carter, age 60, is President and a director of the Company.  Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 53, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company.  Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street.  In 2008, Ms. Fournier became an Executive Vice President of Franklin Street.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

William W. Gribbell, age 49, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 51, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 61, is a Vice President and a director of the Company.  In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates.  Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 37, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is a Senior Vice President and the Director of Acquisitions for Franklin Street.  Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.).  Mr. Carter holds a FINRA Series 7 general securities license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.  Each of the above persons has been associated with us since our inception in 2006.  Each of them is an employee of FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock.  Each of our officers serves in that capacity at the request of Franklin Street.

George J. Carter, Barbara J. Fournier, R. Scott MacPhee, William W. Gribbell and Janet P. Notopoulos also serve as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 50 South Tenth Street Corp., which are public reporting companies sponsored by Franklin Street.  Jeffrey B. Carter also serves as a director of FSP 50 South Tenth Street Corp.  In their capacities as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 50 South Tenth Street Corp., George J. Carter, Barbara J. Fournier, R. Scott MacPhee, William W. Gribbell, Janet P. Notopoulos and Jeffrey B. Carter, as applicable, each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2008 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

Corporate Governance

Our board of directors does not have standing compensation, nominating and corporate governance or audit committees. Our officers are compensated by Franklin Street in connection with their employment by Franklin Street and serve as our executive officers at Franklin Street’s request.  Our directors are officers of Franklin Street and we do not consider it necessary to establish a nominating committee or a policy for reviewing nominees recommended by stockholders.  We do not have a director who qualifies as an “audit committee financial expert” under the regulations of the SEC.  We have not adopted a code of business conduct or code of ethics for our executive officers because all of our officers are officers of Franklin Street and are governed by Franklin Street’s code of business conduct and ethics.

Item 11.	Executive Compensation

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation.  Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC).  Franklin Street’s common stock is traded on the NYSE Alternext US under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2009 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group.  To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)(3)	.50	.02%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)(4)	.25	.01%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons)	966.50	43.73%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880-6210.

(2)
Each of the executive officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp.  Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

(3)	The fractional share is held by Ms. Fournier and her spouse.

(4)	The fractional share is held by Mr. Gribbell’s spouse.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

George J. Carter, Barbara J. Fournier, R. Scott MacPhee, William W. Gribbell and Janet P. Notopoulos, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for R. Scott MacPhee and William W. Gribbell, are directors of Franklin Street.  None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the year ended December 31, 2008 and for the period January 5, 2007 (date operations commenced) to December 31, 2007, management fees paid were $123,000 and $110,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

The following is a summary of related party transactions that occurred with FSP for the period January 5, 2007 (date operations commenced) to December 31, 2007.  The related party transactions described below are not expected to significantly affect the Company’s results of operations, financial position or liquidity for fiscal year 2009 or future periods.

•
We paid acquisition fees of $622,000 and other costs of acquisition of $1,042,000 to FSP in 2007.  Such fees were included in the cost of the real estate.  We also paid organizational costs of $27,000 to FSP in 2007 which were expensed when incurred.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no acquisition fees have been paid to FSP.

•
We paid syndication fees consisting of $9,954,000 for selling commissions and $132,000 for other expenses in 2007 to FSP for services related to syndication of our Preferred Stock.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no syndication fees have been paid to FSP.

•
We purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined by arm’s length negotiations, was financed entirely by a loan, which we refer to as the Acquisition Mortgage Loan, from Franklin Street with interest equal to the rate paid by Franklin Street on its line of credit.  The Acquisition Mortgage Loan was collateralized by a first mortgage against the Property.  During 2007, we repaid the entire principal balance of the Acquisition Mortgage Loan, with the final payment being made on December 27, 2007.  For the period ended December 31, 2007, interest paid to Franklin Street on the Acquisition Mortgage Loan was $6,656,000.  The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.53%.  No interest payments have been made since December 2007 because the Acquisition Mortgage Loan was repaid.

•
We paid commitment fees of $7,154,000 for the period ended December 31, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  Since the completion of the final closing of the sale of shares of our Preferred Stock, which occurred on December 27, 2007, no commitment fees have been paid to FSP.

•
We made distributions of $1,010,000 to Franklin Street as the sole holder of the one share of our Common Stock relating to earnings of the Company prior to the completion of the offering of Preferred Stock.  No distributions have been paid to Franklin Street subsequent to the final closing of the sale of shares of the Preferred Stock, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as the sole holder of our one share of Common Stock.  On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7%), of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system.  None of our directors qualifies as “independent” under the standards of the NYSE Alternext US, where Franklin Street is listed.

Item 14.	Principal Accountant Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2008	2007
Audit Fees (1)	$61,000	$49,000
Audit-Related Fees (2)
Tax Fees (3)	5,000	3,000
All Other Fees (4)
Total Fees	$66,000	$52,000

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services.   Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,000 of the total tax fees incurred in 2008, and accounted for $3,000 of the total tax fees incurred in 2007.

(4)	The Company was not billed by its independent registered public accounting firm in 2008 or 2007 for any other fees.

Pre-Approval Policy and Procedures

The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Financial Statements: The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

3.	Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2009 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By: /s/ George J. Carter
George J. Carter
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 12, 2009

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009

/s/ R. Scott MacPhee R. Scott MacPhee	Director, Executive Vice President	March 12, 2009

/s/ William W. Gribbell William W. Gribbell	Director, Executive Vice President	March 12, 2009

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 12, 2009

/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 12, 2009

EXHIBIT INDEX
Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)
3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)
10.1
Office Lease, dated August 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as amended by that certain First Amendment, dated December 4, 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as further amended by that certain Second Amendment to Lease, dated December 4, 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as further amended by that certain Third Amendment to Lease, dated March 4, 2004, between 303 Wacker Realty L.L.C. and KPMG LLP, as further amended by that certain Fourth Amendment to Lease, dated January 8, 2008, between FSP 303 East Wacker Drive LLC and KPMG LLP, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.2
Office Lease, dated January 1, 1996, between Metropolitan Life Insurance Company and Consoer Townsend Environdyne Engineers, Inc., as amended by that certain First Amendment to Lease, dated October 1, 1999, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Second Amendment to Lease, dated January 22, 2001, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Third Amendment to Lease, dated March 1, 2004, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.3
Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.4
Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

21.1
Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FSP 303 East Wacker Drive Corp.
Index to Consolidated Financial Statements

Table of Contents

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the year ended December 31, 2008, and for the period January 5, 2007 (date operations commenced) to December 31, 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2008 and for the period January 5, 2007 (date operations commenced) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2008, and for the period January 5, 2007 (date operations commenced) to December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule – Schedule III	F-17

 [LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP 303 East Wacker Drive Corp.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2008 and for the period from January 5, 2007 (date operations commenced) to December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 303 East Wacker Drive Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from January 5, 2007 (date operations commenced) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC
Newton, Massachusetts
March 12, 2009

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2008	2007

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	131,541	129,098
	157,741	155,298

Less accumulated depreciation	6,870	3,292

Real estate investments, net	150,871	152,006

Acquired real estate leases, net of accumulated amortization of $4,159 and $2,334, respectively	6,667	8,888
Acquired favorable real estate leases, net of accumulated amortization of $3,181 and $1,719, respectively	4,601	6,315
Cash and cash equivalents	23,878	25,353
Tenant rent receivable	58	107
Step rent receivable	2,104	1,466
Deferred leasing costs, net of accumulated amortization of $98 and $41, respectively	677	400
Prepaid expenses and other assets	136	137

Total assets	$188,992	$194,672

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$8,595	$8,588
Distribution payable	-	1,708
Tenant security deposits	583	790
Acquired unfavorable real estate leases, net of accumulated amortization of $209 and $139, respectively	368	474

Total liabilities	9,546	11,560

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding at December 31, 2008 and 2007, respectively, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(17,716)	(14,050)

Total Stockholders’ Equity	179,446	183,112

Total Liabilities and Stockholders’ Equity	$188,992	$194,672
See accompanying notes to financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	For the Year Ended December 31, 2008	For the Period January 5, 2007 (date operations commenced) to December 31, 2007

Revenues:
Rental	$23,033	$22,118

Total revenue	23,033	22,118

Expenses:

Rental operating expenses	6,357	5,856
Real estate taxes and insurance	5,703	5,735
Depreciation and amortization	5,939	5,667
Interest	-	13,810

Total expenses	17,999	31,068

Income (loss) before interest income	5,034	(8,950)

Interest income	582	433

Net income (loss)	5,616	(8,517)

Distributions paid to common stockholder	-	1,010

Net income (loss) attributable to preferred stockholders	$5,616	$(9,527)

Weighted average number of preferred shares outstanding, basic and diluted	2,210	894

Net income (loss) per preferred share, basic and diluted	$2,541	$(10,657)
See accompanying notes to financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Period January 5, 2007 (date operations commenced) to December 31, 2007 and for the Year Ended December 31, 2008

(in thousands, except per share and share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit and Distributions in Excess of Earnings	Total Stockholders' Equity

Issuance of Common Share	$-	$-	$10	$-	$10

Private offering of 2,210 shares, net	-	-	197,152	-	197,152

Distributions - common stockholders
or $1,010,000 per common share	-	-	-	(1,010)	(1,010)

Distributions - preferred stockholders
or $5,059 per preferred share	-	-	-	(4,523)	(4,523)

Net loss	-	-	-	(8,517)	(8,517)

Balance, December 31, 2007	-	-	197,162	(14,050)	183,112

Distributions - preferred stockholders
or $4,200 per preferred share	-	-	-	(9,282)	(9,282)

Net income	-	-	-	5,616	5,616
Balance, December 31, 2008	$-	$-	$197,162	$(17,716)	$179,446

See accompanying notes to financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows

(in thousands)	For the Year Ended December 31, 2008	For the Period January 5, 2007 (date operations commenced) to December 31, 2007
Cash flows from operating activities:
Net income (loss)	$5,616	$(8,517)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,939	5,667
Amortization of favorable real estate leases	1,714	1,719
Amortization of unfavorable real estate leases	(106)	(139)
Changes in operating assets and liabilities:
Tenant rent receivable	49	(107)
Step rent receivable	(638)	(1,466)
Prepaid expenses and other assets	1	(137)
Accounts payable and accrued expenses	551	7,708
Tenant security deposits	(207)	790
Payment of deferred leasing costs	(417)	(441)

Net cash provided by operating activities	12,502	5,077

Cash flows from investing activities:
Purchase of real estate assets	(2,987)	(154,418)
Purchase of acquired real estate leases	-	(11,222)
Purchase of acquired favorable / unfavorable real estate leases	-	(7,421)

Net cash used for investing activities	(2,987)	(173,061)

Cash flows from financing activities:
Proceeds from sale of company stock	-	140,849
Syndication costs	-	(10,086)
Distributions to stockholders	(10,990)	(3,825)
Proceeds from long-term debt	-	167,000
Principal payments on long-term debt	-	(100,601)

Net cash provided by (used for) financing activities	(10,990)	193,337

Net increase (decrease) in cash and cash equivalents	(1,475)	25,353

Cash and cash equivalents, beginning of period	25,353	-

Cash and cash equivalents, end of period	$23,878	$25,353

Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$-	$13,810
Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$336	$880

Disclosure of non-cash financing activities:
Distributions declared but not paid	$-	$1,708
First Mortgage Loan balance converted to preferred shares	$-	$66,399

See accompanying notes to financial statements.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

1.	Organization

FSP 303 East Wacker Drive Corp. (the “Company”) was organized on December 13, 2006 as a corporation under the laws of the State of Delaware to purchase, own, and operate a twenty-eight story Class “A” multi-tenant office tower containing approximately 859,187 rentable square feet of space located in downtown Chicago, Illinois (the “Property”).  The Company acquired the Property and commenced operations on January 5, 2007.  Franklin Street Properties Corp. (“Franklin Street”) (NYSE Alternext US: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between February 2007 and December 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

All references to the Company refer to FSP 303 East Wacker Drive Corp. and its consolidated subsidiary, collectively, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations from operation commencement date to December 31, 2007 are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

ESTIMATES AND ASSUMPTIONS

The Company prepares its consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

REAL ESTATE AND DEPRECIATION

Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.

Costs related to property acquisition and improvements are capitalized.  Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations.  Funding for capital improvements typically is provided by cash set aside at the time the Property was purchased.

Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred.   Typical expense items include interior painting, landscaping and minor carpet replacements. Funding for repairs and maintenance items typically is provided by cash flows from operating activities.

Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

Category	Years
Building - Commercial	39
Building Improvements	15-39
Furniture & Equipment	5-7

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At December 31, 2008 and 2007, no such indicators of impairment were identified.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $3,578,000 and $3,292,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 and the period January 5, 2007 (date operations commenced) to December 31, 2007, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property.  Under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, which was approved by the Financial Accounting Standards Board (“FASB”) in June 2001, the Company is required to segregate these costs from its investment in real estate.  The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related leases. Amortization expense of $2,221,000 and $2,334,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 and the period January 5, 2007 (date operations commenced) to December 31, 2007, respectively. Acquired real estate lease costs included in the purchase price of the Property were $11,222,000 and are being amortized over the weighted-average period of five years in respect of the leases assumed. Detail of the acquired real estate leases are as follows:

(in thousands)	December 31,
	2008	2007
Cost	$10,826	$11,222
Accumulated amortization	(4,159)	(2,334)
Book value	$6,667	$8,888

The estimated annual amortization expense for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 1,666
2010	$ 1,333
2011	$ 1,258
2012	$ 1,048
2013	$ 632

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired.  Under SFAS 141 the Company is required to report this value separately from its investment in real estate.  The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease.  Amortization of $1,714,000 and $1,719,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 and the period January 5, 2007 (date operations commenced) to December 31, 2007, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000 and are being amortized over a weighted-average period of five years in respect of the leases assumed. Detail of the acquired favorable real estate leases are as follows:

(in thousands)	December 31,
	2008	2007
Cost	$7,782	$8,034
Accumulated amortization	(3,181)	(1,719)
Book value	$4,601	$6,315

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 1,118
2010	$ 782
2011	$ 703
2012	$ 678
2013	$ 628

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

The Company accounts for leases acquired via direct purchase of real estate assets under the provisions of SFAS No. 141.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the lives of the leases assumed.  Amortization of $106,000 and $139,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 and the period January 5, 2007 (date operations commenced) to December 31, 2007, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000 and are being amortized over a weighted average period of four years in respect of the leases assumed.  Detail of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2008	2007
Cost	$577	$613
Accumulated amortization	(209)	(139)
Book value	$368	$474

The estimated annual amortization for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 86
2010	$ 43
2011	$ 42
2012	$ 42
2013	$ 42

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $15,895,000 and $19,505,000 at December 31, 2008 and 2007, respectively, in anticipation of future capital needs of the Property.  These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

 CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk.   The Company maintains its cash balances and short-term investments principally in banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.

For the year ended December 31, 2008 and for the period January 5, 2007 (date operations commenced) to December 31, 2007, rental income was derived from various tenants.  As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2008 and 2007:

	2008	2007
KPMG LLP	29.0%	26.2%
CTE Engineers, Inc	16.5%	16.9%
Equity Mktg, DBA Upshot	11.3%	10.9%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements.  Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $2,104,000 and $1,466,000 at December 31, 2008 and 2007, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end.  Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over a weighted average period of seven years in respect of the terms of the related lease agreements. Amortization expense was $140,000 and $41,000 for the year ended December 31, 2008 and for the period January 5, 2007 (date operations commenced) to December 31, 2007, respectively.  Details of the deferred leasing costs are as follows:

(in thousands)	December 31,
	2008	2007
Cost	$775	$441
Accumulated amortization	(98)	(41)
Book value	$677	$400

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

DEFERRED LEASING COSTS (continued)

The estimated annual amortization expense for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 127
2010	$ 122
2011	$ 118
2012	$ 103
2013	$ 54

SYNDICATION FEES

Syndication fees are selling commissions and other costs associated with the initial offering of shares of the Company’s Preferred Stock.  Such costs, in the amount of $10,086,000 have been reported as a reduction in Stockholders’ Equity in the Company’s Consolidated Balance Sheets.

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial property and accounts for its leases as operating leases. Rental income from leases, which may include rent concession (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned.

A schedule showing the components of rental revenue is shown below.

	Year Ended	Period Ended
	December 31,	December 31,
(in thousands)	2008	2007
Income from leases	$12,238	$11,246
Straight-line rent adjustment	638	1,063
Reimbursable expenses and parking	11,765	11,389
Amortization of favorable leases	(1,714)	(1,719)
Amortization of unfavorable leases	106	139

Total	$23,033	$22,118

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

INCOME TAXES

The Company files as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company’s taxable income that must be distributed annually.

  FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

NET INCOME PER SHARE

The Company follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Company's net income per share. Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2008 and December 31, 2007. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flows.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

3.	Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements.  The Company will generally not be liable for federal income taxes, provided it satisfies these requirements.  Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

  FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

3.	Income Taxes (continued)

The Company’s adoption of the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S federal jurisdiction and the state of Illinois.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2006 and thereafter.

For the periods ended December 31, 2007 and 2006, the Company incurred a net operating loss for income tax purposes of approximately $5,866,000 and $10,000 that can be carried forward until it expires in the year 2027 and 2026, respectively.

At December 31, 2008, the Company’s net tax basis of its real estate assets was $168,935,000

The following schedule reconciles net income (loss) to taxable income (loss) subject to dividend requirements:

	Year Ended	Period Ended
	December 31,	December 31,
(in thousands)	2008	2007

Net income (loss)	$5,616	$(8,517)

Add: Book depreciation and amortization	5,939	5,667
Amortization of favorable real estate leases	1,714	1,719
Deferred rent	(132)	144
Organization costs	-	27
Less: Tax depreciation and amortization	(3,970)	(3,654)
Amortization of unfavorable real estate leases	(106)	(139)
Straight-line rent adjustment	(638)	(1,113)
Taxable income (loss)[1]	$8,423	$(5,866)

 1 A tax loss is not subject to a dividend requirement.

The following schedule summarizes the tax components of the distributions paid for the years ended December 31,:

(in thousands)	2008		2007
	Preferred	%	Preferred	Common	%
Ordinary income	$8,464	77%	$-	$-	-
Return of Capital	2,526	23%	2,815	1,010	100%

Total	$10,990	100%	$2,815	$1,010	100%

4.	Capital Stock

PREFERRED STOCK

Generally, each holder of shares of Preferred Stock is entitled to receive ratably all dividends, if any, declared by the Board of Directors out of funds legally available.  The right to receive dividends is non-cumulative, and no right to dividends shall accrue by reason of the fact that no dividend has been declared in any prior year.  Each holder of shares of Preferred Stock will be entitled to receive, to the extent that funds are available therefore, $100,000 per share of Preferred Stock, before any payment to the holder of Common Stock, out of distributions to stockholders upon liquidation, dissolution or the winding up of the Company; the balance of any such funds available for distribution will be distributed among the holders of shares of Preferred Stock and the holder of Common Stock, pro rata based on the number of shares held by each; provided, however, that for these purposes, one share of Common Stock will be deemed to equal one-tenth of a share of Preferred Stock.

  FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

4.	Capital Stock (continued)

PREFERRED STOCK (continued)

In addition to certain rights to remove and replace directors with or without cause, the holders of a majority of the then outstanding shares of Preferred Stock shall have the further right to approve or disapprove a proposed sale of the Property, the merger of the Company with any other entity and amendments to the corporate charter.  A vote of the holders of not less than 66.67% of the then outstanding shares of Preferred Stock is required for the issuance of any additional shares of capital stock.  Holders of shares of Preferred Stock have no redemption or conversion rights.

COMMON STOCK

Franklin Street is the sole holder of the Company’s Common Stock.  Franklin Street has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above.  Subsequent to the completion of the offering of the shares of Preferred Stock in December 2007, Franklin Street, as the holder of Common Stock, was not, and is not entitled to share in any earnings or any related dividend with respect to the Common Stock.

5.	Related Party Transactions

The Company has in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the year ended December 31, 2008 and for the period January 5, 2007 (date operations commenced) to December 31, 2007, management fees paid were $123,000 and $110,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

The following is a summary of related party transactions that occurred with FSP for the period January 5, 2007 (date operations commenced) to December 31, 2007.  The related party transactions described below are not expected to significantly affect the Company’s results of operations, financial position or liquidity for fiscal year 2009 or future periods.

The Company paid acquisition fees of $622,000 and other costs of acquisition of $1,042,000 to FSP in 2007.  Such fees were included in the cost of the real estate.  The Company also paid organizational costs of $27,000 to FSP in 2007 which were expensed when incurred.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no acquisition fees have been paid to FSP.

The Company paid syndication fees consisting of $9,954,000 for selling commissions and $132,000 for other expenses in 2007 to FSP for services related to syndication of the Preferred Stock.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no syndication fees have been paid to FSP.

The Company purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.  The purchase price, which was determined by arm’s length negotiations, was financed entirely by a loan (the “Acquisition Mortgage Loan”) from Franklin Street with interest equal to the rate paid by Franklin Street on its line of credit.  The Acquisition Mortgage Loan was collateralized by a first mortgage against the Property.  During 2007, the Company repaid the entire principal balance of the Acquisition Mortgage Loan, with the final payment being made on December 27, 2007.  For the period ended December 31, 2007, interest paid to Franklin Street on the Acquisition Mortgage Loan was $6,656,000.  The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.53%.  No interest payments have been made since December 2007 because the Acquisition Mortgage Loan was repaid.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

5.	Related Party Transactions (continued)

The Company paid commitment fees of $7,154,000 for the period ended December 31, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  Since the completion of the final closing of the sale of shares of the Preferred Stock, which occurred on December 27, 2007, no commitment fees have been paid to FSP.

The Company made distributions of $1,010,000 to Franklin Street as the sole holder of the one share of the Common Stock relating to earnings of the Company prior to the completion of the offering of the Preferred Stock.  No distributions have been paid to Franklin Street subsequent to the final closing of the sale of shares of the Preferred Stock, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as the sole holder of the one share of the Common Stock.  On December 27, 2007, Franklin Street purchased 965.75 shares of the Preferred Stock (or approximately 43.7%), of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of the Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of the Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

6.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2009	$10,662
	2010	9,607
	2011	9,419
	2012	8,315
	2013	5,685
	Thereafter	7,692
		$51,380

In addition, the lessees are liable for certain real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

Upon acquiring the commercial rental property on January 5, 2007, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

7.	Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property.  As of December 31, 2008 and 2007 the Company owned and operated a twenty-eight story office tower in that one segment.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the components shown below:

	December 31,
(in thousands)	2008	2007

Accrued property tax	$5,471	$5,450
Deferred rental income	1,009	1,086
Accrued capital expenditures	5	487
Accounts payable and other accrued expenses	1,779	1,172
Due to tenant - tenant improvements	331	393

Total	$8,595	$8,588

9.	Subsequent Event

On January 16, 2009, the Board of Directors of the Company declared a cash distribution of $3,094,000 payable on February 20, 2009 to stockholders of record on January 30, 2009.

SCHEDULE III

FSP 303 East Wacker Drive Corp.
Real Estate and Accumulated Depreciation
December 31, 2008

(in thousands)
		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
303 East Wacker, Chicago, Illinois		$26,200	$128,502	$3,039	$26,200	$131,541	$157,741	$6,870	$150,871	39	2007

(1)	There are no encumbrances on this property.
(2)	The aggregate cost for Federal Income Tax purposes is $176,385

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2008	2007

Real estate investments, at cost:
Balance, beginning of period	$155,298	$-
Acquisitions	-	154,702
Improvements	2,443	596

Balance, end of period	$157,741	$155,298

Accumulated depreciation:
Balance, beginning of period	$3,292	$-
Depreciation	3,578	3,292

Balance, end of period	$6,870	$3,292