Form 10-Q
period 2009-03-31
FSP 303 East Wacker Drive Corp.
filed 2009-05-08
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES [X]	NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of May 4, 2009.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
March 31, 2009

Table of Contents

Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	2

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FSP 303 East Wacker Drive Corp
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2009	December 31, 2008

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	131,785	131,541
	157,985	157,741

Less accumulated depreciation	7,794	6,870

Real estate investments, net	150,191	150,871

Acquired real estate leases, net of accumulated amortization of $3,495 and $4,159, respectively	6,147	6,667
Acquired favorable real estate leases, net of accumulated amortization of $2,170 and $3,181, respectively	4,203	4,601
Cash and cash equivalents	21,843	23,878
Tenant rent receivable	338	58
Step rent receivable	2,155	2,104
Deferred leasing costs, net of accumulated amortization of $129 and $98, respectively	778	677
Prepaid expenses and other assets	77	136

Total assets	$185,732	$188,992

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$6,785	$8,595
Tenant security deposits	603	583
Acquired unfavorable real estate leases, net of accumulated amortization of $220 and $209, respectively	342	368

Total liabilities	7,730	9,546

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(19,160)	(17,716)

Total Stockholders’ Equity	178,002	179,446

Total Liabilities and Stockholders’ Equity	$185,732	$188,992
See accompanying notes to consolidtated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2009	2008

Revenues:
Rental	$6,329	$5,791

Total revenue	6,329	5,791

Expenses:

Rental operating expenses	1,774	1,608
Real estate taxes and insurance	1,474	1,504
Depreciation and amortization	1,476	1,436

Total expenses	4,724	4,548

Income before interest income	1,605	1,243

Interest income	45	234

Net income attributable to preferred stockholders	$1,650	$1,477

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net income per preferred share, basic and diluted	$747	$668
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,650	$1,477
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,476	1,436
Amortization of favorable real estate leases	398	426
Amortization of unfavorable real estate leases	(26)	(27)
Bad debt expense	-	17
Changes in operating assets and liabilities:
Tenant rent receivable	(280)	(47)
Step rent receivable	(51)	(170)
Prepaid expenses and other assets	59	35
Accounts payable and accrued expenses	(2,030)	(2,179)
Tenant security deposits	20	-
Payment of deferred leasing costs	(133)	(153)

Net cash provided by operating activities	1,083	815

Cash flows from investing activities:
Purchase of real estate assets	(24)	(806)

Net cash used for investing activities	(24)	(806)

Cash flows from financing activities:
Distributions to stockholders	(3,094)	(1,708)

Net cash used for financing activities	(3,094)	(1,708)

Net decrease in cash and cash equivalents	(2,035)	(1,699)

Cash and cash equivalents, beginning of period	23,878	25,353

Cash and cash equivalents, end of period	$21,843	$23,654

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$556	$1,533

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP 303 East Wacker Drive Corp. (the “Company”) was organized on December 13, 2006 as a corporation under the laws of the State of Delaware to purchase, own, and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois (the “Property”).  The Company acquired the Property and commenced operations on January 5, 2007. Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between February 2007 and December 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

All references to the Company refer to FSP 303 East Wacker Drive Corp. and its consolidated subsidiary, collectively, unless the context otherwise requires.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

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

The Company’s adoption of the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), effective January 1, 2007 did not result in recording a liability, nor were any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2006 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2009 and 2008, management fees paid were $29,000.

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

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2009 and 2008.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$1,400	$3,094,000

First quarter of 2008	$1,400	$1,708,000

7.	Subsequent Event

The Company’s board of directors declared a cash distribution of $1,400 per preferred share on April 17, 2009 to the holders of record of the Company’s Preferred Stock on April 30, 2009, payable on May 20, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP 303 East Wacker Drive Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.

Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE Amex: FSP), holds the sole share of our common stock, $.01 par value per share, which we refer to as the Common Stock.  Between February 2007 and December 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of our preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Since the completion of the placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or dividend related to the Common Stock.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease vacant space and to obtain the Permanent Mortgage Loan (as defined below).

Permanent Mortgage Loan

Management believes that the Property has the potential for increased occupancy and rental rates in the future and, assuming that such increases occur, management believes that the holders of the Preferred Stock could benefit, in the form of a return of capital that produces a positive total return on their original investment, from either our obtaining some level of permanent mortgage debt financing, which we refer to as the Permanent Mortgage Loan, or the sale of the Property or a merger transaction at such time.  Management believes that the Permanent Mortgage Loan, if obtained in an amount and on terms considered favorable relative to the current and anticipated future performance of the Property, could benefit the holders of the Preferred Stock by providing them with a return of a portion of their original capital investment in the Company and by decreasing the amount of their remaining capital investment in the Company.  Assuming that the value of the Property appreciates over time and that the Property is ultimately sold for such appreciated value, Management believes that the Permanent Mortgage Loan could provide the holders of the Preferred Stock with a leveraged rate of return on their remaining capital investment in the Company that could be enhanced over the rate of return without the Permanent Mortgage Loan.  However, there can be no assurance that the Property will appreciate in value over time or that the Company will be able to obtain the Permanent Mortgage Loan on terms considered favorable relative to the current and anticipated future performance of the Property, especially in light of the current economic conditions described above.  Subject to any contrary REIT requirements (or any Property-specific current or anticipated future capital needs requirements in the case of the Permanent Mortgage Loan only), any proceeds from the closing of the Permanent Mortgage Loan, the sale of the Property or a merger transaction would be distributed to the holders of the Preferred Stock and the Common Stock in accordance with our charter.

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of the Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of May 4, 2009, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 86% leased as of March 31, 2009 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases 117,379 square feet (approximately 14%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and CTE is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  With approximately 3.5 years remaining on KPMG’s lease, management will use that time to implement a marketing plan designed to locate a replacement tenant (or tenants).  No other tenant leases 10% or more of the Property’s rentable space.  On December 31, 2008, CTE notified the Company that it will be exercising its early termination option on a portion of the 10th floor.  Effective October 1, 2009, CTE’s total leased space will be reduced from 117,379 square feet to 104,086 square feet, or approximately 12% of the Property’s total leasable space.  This reduction represents approximately 2% of the Property’s total leasable space.  Other prominent additional tenants include Equity Marketing, Inc., a marketing services firm which leases 60,494 square feet (approximately 7%) through March 31, 2009.  Equity Marketing, Inc. has signed a lease at another building and vacated the Property during the fourth quarter of 2008.  As of March 31, 2009, 36 tenants were leasing space at the Property.  Subsequent to March 31, 2009, several tenants, including Upshot whose space represented approximately 7% of the Property’s rentable space, had leases expire, thereby causing the Property to be approximately 77% leased as of May 4, 2009.

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

For the three months ended March 31, 2009, we believe that vacancy rates and rental rates for buildings in Chicago’s East Loop office market remained relatively stable.  There have been fewer prospects and less interest overall in vacant space indicating that market conditions may worsen in the near future.  Continuing turmoil in the global financial markets has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.  Management believes that the position of the Property within Chicago’s office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

In light of the amount of space that will need to be re-leased upon the expiration of KPMG’s lease on August 31, 2012 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of the Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.   As of May 4, 2009, the Company has neither sought nor obtained a line of credit.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

As of March 31, 2009, the Property was approximately 86% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

Revenue

Total revenue increased $0.5 million to $6.3 million for the three months ended March 31, 2009, as compared to $5.8 million for the three months ended March 31, 2008.  This increase was primarily due to a $0.3 million termination fee and an increase in revenue from recovery of expenses of $0.2 million.

Expenses

Total expenses increased approximately $0.2 million to $4.7 million for the three months ended March 31, 2009, as compared to $4.5 million for the three months ended March 31, 2008.  This increase was predominately attributable to an increase in rental operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $21.8 million at March 31, 2009 and $23.9 million at December 31, 2008.  The $2.1 million decrease for the three months ended March 31, 2009 is primarily attributable to $1.1 million provided by operating activities, which was offset by $3.1 million used for financing activities.

Management believes that the existing cash and cash equivalents and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.1 million for the three months ended March 31, 2009 was primarily attributable to a net income of approximately $1.7 million plus depreciation and amortization of approximately $1.8 million and was offset by uses arising from other current accounts of $2.3 million and payments of deferred leasing costs of $0.1 million.

Investing Activities

The cash used for investing activities of $24,000 for the three months ended March 31, 2009 is primarily for capital expenditures.

Financing Activities

Cash used for financing activities of approximately $3.1 million for the three months ended March 31, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of March 31, 2009, we had approximately $6.8 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2009 and March 31, 2008, management fees paid were $29,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: May 8, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 8, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.