Form 10-Q
period 2009-06-30
FSP 303 East Wacker Drive Corp.
filed 2009-08-07
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-53165

FSP 303 East Wacker Drive Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [ X ]	NO [ ]

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [ X ]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of July 31, 2009.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
June 30, 2009

Table of Contents

Part I.       Financial Information

Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008
2

             Consolidated Statements of Operations for the three and six months ended  June 30, 2009 and 2008
3

             Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008
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
13

Item 3.    Defaults Upon Senior Securities
13

Item 4.    Submission of Matters to a Vote of Security Holders
13

Item 5.    Other Information
13

Item 6.    Exhibits
13

Signatures
14

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

FSP 303 East Wacker Drive Corp. Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2009	2008

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	132,298	131,541
	158,498	157,741

Less accumulated depreciation	8,719	6,870

Real estate investments, net	149,779	150,871

Acquired real estate leases, net of accumulated amortization of $3,846 and $4,159, respectively	5,761	6,667
Acquired favorable real estate leases, net of accumulated amortization of $2,399 and $3,181, respectively	3,963	4,601
Cash and cash equivalents	20,940	23,878
Tenant rent receivable	120	58
Step rent receivable	2,232	2,104
Deferred leasing costs, net of accumulated amortization of $165 and $98, respectively	743	677
Prepaid expenses and other assets	181	136

Total assets	$183,719	$188,992

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$7,337	$8,595
Distribution payable		-
Tenant security deposits	368	583
Acquired unfavorable real estate leases, net of accumulated amortization of $243 and $209, respectively	320	368

Total liabilities	8,025	9,546

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding at June 30, 2009 and
December 31, 2008, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(21,468)	(17,716)

Total Stockholders’ Equity	175,694	179,446

Total Liabilities and Stockholders’ Equity	$183,719	$188,992
See accompanying notes to consolidtated financial statements.

FSP 303 East Wacker Drive Corp
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenues:
Rental	$4,948	$5,858	$11,277	$11,649

Total revenue	4,948	5,858	11,277	11,649

Expenses:

Rental operating expenses	1,385	1,465	3,159	3,073
Real estate taxes and insurance	1,461	1,480	2,935	2,984
Depreciation and amortization	1,347	1,441	2,823	2,877

Total expenses	4,193	4,386	8,917	8,934

Income before interest income	755	1,472	2,360	2,715

Interest income	31	164	76	398

Net income attributable to preferred stockholders	$786	$1,636	$2,436	$3,113

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210	2,210	2,210

Net income per preferred share, basic and diluted	$356	$740	$1,102	$1,409
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$2,436	$3,113
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,823	2,877
Amortization of favorable real estate leases	638	838
Amortization of unfavorable real estate leases	(48)	(53)
Bad debt expense	-	20
Changes in operating assets and liabilities:
Tenant rent receivable	(62)	(88)
Step rent receivable	(128)	(417)
Prepaid expenses and other assets	(45)	(17)
Accounts payable and accrued expenses	(1,329)	47
Tenant security deposits	(215)	(7)
Payment of deferred leasing costs	(134)	(347)

Net cash provided by operating activities	3,936	5,966

Cash flows from investing activities:
Purchase of real estate assets	(686)	(1,091)

Net cash used for investing activities	(686)	(1,091)

Cash flows from financing activities:
Proceeds from sale of company stock	-	-
Syndication costs	-	-
Distributions to stockholders	(6,188)	(4,802)

Net cash used for financing activities	(6,188)	(4,802)

Net increase (decrease) in cash and cash equivalents	(2,938)	73

Cash and cash equivalents, beginning of period	23,878	25,353

Cash and cash equivalents, end of period	$20,940	$25,426

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$407	$1,853

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

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

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS No. 168 on the Company’s consolidated financial statements.

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

3.      Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2009 and 2008, management fees paid were $56,000 and $60,000, respectively.

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

FSP East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2009 and 2008.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$1,400	$3,094,000

Second Quarter 2009	$1,400	$3,094,000

First quarter of 2008	$1,400	$1,708,000

Second quarter of 2008	$1,400	$3,094,000

7.	Subsequent Event

The Company declared a cash distribution of $1,013 per preferred share on July 17, 2009 to the holders of record of the Company’s Preferred Stock on July 31, 2009, payable on August 20, 2009.

The Company has evaluated all subsequent events through August 7, 2009, the date the consolidated financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our General Form for Registration of Securities on Form 10-K, for the year ended December 31, 2008. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation the current disruptions in the credit markets, changes in economic conditions in the market where we own the Property and in the global markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease vacant space and to obtain the Permanent Mortgage Loan (as defined below).

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

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of the Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of July 31, 2009, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 75% leased as of June 30, 2009 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases 117,379 square feet (approximately 14%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and CTE is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  With approximately three years remaining on KPMG’s lease, management will use that time to implement a marketing plan designed to locate a replacement tenant (or tenants).  No other tenant leases 10% or more of the Property’s rentable space.  On December 31, 2008, CTE notified the Company that it will be exercising its early termination option on a portion of the 10th floor.  Effective October 1, 2009, CTE’s total leased space will be reduced from 117,379 square feet to 104,086 square feet, or approximately 12% of the Property’s total leasable space.  This reduction represents approximately 2% of the Property’s total leasable space.  As of June 30, 2009, 32 tenants were leasing space at the Property.

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

For the three months ended June 30, 2009, we believe that vacancy rates began to increase and rental rates began to decrease for buildings in Chicago’s East Loop office market.  There have been fewer prospects and less interest overall in vacant space indicating that market conditions may worsen in the near future.  Continuing turmoil in the global financial markets has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.  Management believes that the position of the Property within Chicago’s office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

In light of the amount of space that will need to be re-leased upon the expiration of KPMG’s lease on August 31, 2012 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of the Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.   As of July 31, 2009, the Company has neither sought nor obtained a line of credit.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations and that require significant management estimates and judgments are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.

No change to our critical accounting policies has occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

As of June 30, 2009, the Property was approximately 75% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

Revenue

Total revenue decreased $1.0 million to $4.9 million for the three months ended June 30, 2009, as compared to $5.9 million for the three months ended June 30, 2008.  This decrease was primarily due to a decrease in revenue from base rents of $0.4 million and a decrease in recovery of expenses of $0.6 million as a result of a decrease in leasing and occupancy.

Expenses

Total expenses decreased approximately $0.2 million to $4.2 million for the three months ended June 30, 2009 as compared to $4.4 million for the three months ended June 30, 2008.  This decrease is attributable to a decrease in rental operating expenses of approximately $0.1 million and a decrease in depreciation and amortization of $0.1 million.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

Revenue

Total revenue decreased by $0.3 million to $11.3 million for the six months ended June 30, 2009 as compared to $11.6 million for the six months ended June 30, 2008.  The decrease is mainly due to the decrease in revenue from base rents of $0.4 million and a decrease in recoverable expenses of $0.2 million which was offset by an increase in termination fees of $0.3 million.

Expenses

Total expenses remained at approximately $8.9 million for the six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $20.9 million at June 30, 2009 and $23.9 million at December 31, 2008.  The $3.0 million decrease for the six months ended June 30, 2009 is primarily attributable to $3.9 million provided by operating activities, which was offset by $0.7 million used for investing activities and $6.2 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $3.9 million for the six months ended June 30, 2009 was primarily attributable to a net income of approximately $2.4 million plus depreciation and amortization of approximately $3.4 million, offset primarily by a decrease in accounts payable and accrued expenses of $1.3 million and uses arising from other current accounts of $0.6 million.

Investing Activities

The cash used for investing activities of approximately $0.7 million for the six months ended June 30, 2009 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $6.2 million for the six months ended June 30, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of June 30, 2009, we had approximately $7.3 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2009 and 2008, management fees paid were $56,000 and $60,000, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

 Not applicable.

Item 4.     Controls and Procedures.

 Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: August 7, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 7, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.