Form 10-Q
period 2009-09-30
FSP 303 East Wacker Drive Corp.
filed 2009-11-06
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 31, 2009.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.
FSP 303 East Wacker Drive Corp. Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2009	2008

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	132,614	131,541
Furniture and Equipment	161	-
	158,975	157,741

Less accumulated depreciation	9,648	6,870

Real estate investments, net	149,327	150,871

Acquired real estate leases, net of accumulated amortization of $4,231 and $4,159, respectively	5,376	6,667
Acquired favorable real estate leases, net of accumulated amortization of $2,639 and $3,181, respectively	3,723	4,601
Cash and cash equivalents	22,399	23,878
Tenant rent receivable	85	58
Step rent receivable	2,262	2,104
Deferred leasing costs, net of accumulated amortization of $201 and $98, respectively	786	677
Prepaid expenses and other assets	154	136

Total assets	$184,112	$188,992

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$9,170	$8,595
Tenant security deposits	332	583
Acquired unfavorable real estate leases, net of accumulated amortization of $239 and $209, respectively	298	368

Total liabilities	9,800	9,546

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding at September 30, 2009 and
December 31, 2008, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(22,850)	(17,716)

Total Stockholders’ Equity	174,312	179,446

Total Liabilities and Stockholders’ Equity	$184,112	$188,992

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenues:
Rental	$5,494	$5,847	$16,771	$17,496

Total revenue	5,494	5,847	16,771	17,496

Expenses:

Rental operating expenses	1,501	1,556	4,660	4,629
Real estate taxes and insurance	1,797	1,434	4,732	4,418
Depreciation and amortization	1,350	1,491	4,173	4,368
Interest expense	7	-	7	-

Total expenses	4,655	4,481	13,572	13,415

Income before interest income	839	1,366	3,199	4,081

Interest income	18	137	94	535

Net income attributable to preferred stockholders	$857	$1,503	$3,293	$4,616

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210	2,210	2,210

Net income per preferred share, basic and diluted	$388	$680	$1,490	$2,089

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$3,293	$4,616
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,173	4,368
Amortization of favorable real estate leases	878	1,250
Amortization of unfavorable real estate leases	(70)	(80)
Bad debt expense	-	20
Changes in operating assets and liabilities:
Tenant rent receivable	(27)	(104)
Step rent receivable	(158)	(570)
Prepaid expenses and other assets	(18)	(41)
Accounts payable and accrued expenses	531	737
Tenant security deposits	(251)	(207)
Payment of deferred leasing costs	(213)	(402)

Net cash provided by operating activities	8,138	9,587

Cash flows from investing activities:
Purchase of real estate assets	(1,190)	(2,973)

Net cash used for investing activities	(1,190)	(2,973)

Cash flows from financing activities:
Distributions to stockholders	(8,427)	(7,896)

Net cash used for financing activities	(8,427)	(7,896)

Net decrease in cash and cash equivalents	(1,479)	(1,282)

Cash and cash equivalents, beginning of period	23,878	25,353

Cash and cash equivalents, end of period	$22,399	$24,071

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7	$-

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$380	$362

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in accordance with GAAP.

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2009 and 2008, management fees paid were $82,000 and $92,000, respectively.

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

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2009 and 2008.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$1,400	$3,094,000

Second quarter of 2009	$1,400	$3,094,000

Third quarter of 2009	$1,013	$2,238,730

First quarter of 2008	$1,400	$1,708,000

Second quarter of 2008	$1,400	$3,094,000

Third quarter of 2008	$1,400	$3,094,000

7.	Subsequent Event

The Company declared a cash distribution of $1,013 per preferred share on October 16, 2009 to the holders of record of the Company’s Preferred Stock on October 30, 2009, payable on November 20, 2009.

The Company has evaluated all subsequent events through November 6, 2009, the date the consolidated financial statements were issued.

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

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of the Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of September 30, 2009, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 75% leased as of September 30, 2009 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  Consoer Townsend Environdyne Engineers, Inc., or CTE, leases 117,379 square feet (approximately 14%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and CTE is a subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed CTE's obligations under the lease.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  With approximately three years remaining on KPMG’s lease, management will use that time to implement a marketing plan designed to locate a replacement tenant (or tenants).  No other tenant leases 10% or more of the Property’s rentable space.  On December 31, 2008, CTE notified the Company that it would be exercising its early termination option on a portion of the 10th floor.  On October 1, 2009, CTE’s total leased space was reduced from 117,379 square feet to 104,086 square feet, or approximately 12% of the Property’s total leasable space.  This reduction represents approximately 2% of the Property’s total leasable space.  As of September 30, 2009, 32 tenants were leasing space at the Property.

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

For the three months ended September 30, 2009, we believe that vacancy rates continued to increase and that rental rates continued to decrease for buildings in Chicago’s East Loop office market.  There have been fewer prospects and less interest overall in vacant space indicating that market conditions may worsen in the near future.  Continuing turmoil in the global financial markets has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.  However, during the three months ended September 30, 2009, we secured verbal commitments from several existing tenants for lease renewals for approximately 17,600 square feet in aggregate.  Management believes that the position of the Property within Chicago’s office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

In light of the amount of space that will need to be re-leased upon the expiration of KPMG’s lease on August 31, 2012 and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of the Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.   As of September 30, 2009, the Company has neither sought nor obtained a line of credit.

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

Results of Operations

As of September 30, 2009, the Property was approximately 75% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Revenue

Total revenue decreased $0.3 million to $5.5 million for the three months ended September 30, 2009, as compared to $5.8 million for the three months ended September 30, 2008.  This decrease was primarily due to a decrease in revenue from base rents of $0.5 million and a decrease in recovery of expenses of $0.1 million as a result of a decrease in leasing and occupancy which was partially offset by an increase of termination fees of $0.3 million.

Expenses

Total expenses increased approximately $0.2 million to $4.7 million for the three months ended September 30, 2009 as compared to $4.5 million for the three months ended September 30, 2008.  The increase is attributable to an increase in real estate taxes and insurance of approximately $0.4 million which was partially offset by a decrease in depreciation and amortization of $0.2 million.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

Revenue

Total revenue decreased by $0.7 million to $16.8 million for the nine months ended September 30, 2009 as compared to $17.5 million for the nine months ended September 30, 2008.  The decrease is mainly due to the decrease in revenue from base rents of approximately $0.9 million and a decrease in recoverable expenses of $0.5 million which was offset by an increase in termination fees of $0.7 million.

Expenses

Total expenses increased approximately $0.2 million to $13.6 million for the nine months ended September 30, 2009 as compared to $13.4 million for the nine months ended September 30, 2008.  The increase is attributable to an increase in rental operating expenses real estate taxes of approximately $0.4 million which was partially offset by a decrease in depreciation and amortization of $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents were $22.4 million at September 30, 2009 and $23.9 million at December 31, 2008.  The $1.5 million decrease for the nine months ended September 30, 2009 is primarily attributable to $8.1 million provided by operating activities, which was offset by $1.2 million used for investing activities and $8.4 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $8.1 million for the nine months ended September 30, 2009 was primarily attributable to a net income of approximately $3.3 million plus depreciation and amortization of approximately $5.0 million, offset by uses arising from other current accounts of $0.2 million.

Investing Activities

The cash used for investing activities of approximately $1.2 million for the nine months ended September 30, 2009 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $8.4 million for the nine months ended September 30, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of September 30, 2009, we had approximately $9.2 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2009 and 2008, management fees paid were $82,000 and $92,000, respectively.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.          Controls and Procedures.

Not applicable.

Item 4T.       Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: November 6, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 6, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.