Form 10-K
period 2009-12-31
FSP 303 East Wacker Drive Corp.
filed 2010-03-12
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-53165

FSP 303 East Wacker Drive Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  __   No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  __   No X.

As of June 30, 2009 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2010.

Documents incorporated by reference: None.

Item 1.	Business

History

Our company, FSP 303 East Wacker Drive Corp., which individually or together with its subsidiary, we refer to as the Company, we or our, is a Delaware corporation formed to purchase, own and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.  The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

The Company commenced operations in January 2007.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock.  Between February 2007 and December 2007, FSP Investments LLC completed the sale on a best efforts basis of 2,210 shares of the Company’s preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  We sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Between February 7, 2007 and December 27, 2007, the Company held 17 investor closings, at each of which shares of Preferred Stock were sold and funds were received.  On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (approximately 43.7%) of the Company for consideration totaling $82,813,000, representing $96,575,000 at the offering price net of commissions of $7,726,000 and fees of $6,036,000 that were excluded.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.  Funds from each individual closing were used to repay the Acquisition Mortgage Loan and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC.  The use of proceeds from the offerings of Preferred Stock, including for payments to Franklin Street and its affiliates, is set forth in the table below:

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
(5)
The Loan Fee paid to Franklin Street was a fee (or points) in the amount of $7,154,438 payable to Franklin Street to obtain the Acquisition Mortgage Loan to purchase the Property.  The Acquisition Mortgage Loan was in an original principal amount equal to the purchase price of the Property, and had a term of two years, which was pre-payable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.

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

The Property, formerly known as Three Illinois Center, is part of the multi-building, mixed-use development known as Illinois Center, which includes office buildings, hotels, residential buildings, and a large athletic club.  The Property was preceded in construction by One and Two Illinois Center, which were developed in 1970 and 1972, respectively.  The three towers share an aluminum and glass design that is characteristic of contemporary international style, distinguished by a curtain wall of bronze-finished aluminum and reflective glass.  The Property is located in Chicago’s East Loop submarket on the eastern portion of the development along the southern edge of the Chicago River.

The office component of the Property is separated into low-rise, mid-rise and high-rise sections. The first floor, or Plaza, has three elevator banks, each containing five passenger elevators and a freight elevator which services the 27 floors of office space.  An additional elevator is also provided at the Plaza level for direct access to the parking garage and Concourse.  Access to the Concourse level from the Plaza level is provided by an escalator system.  Access to the Plaza level from street-level is provided by entrances on the West and East sides of the Property and emergency exits on the south end.

The Property was approximately 74% leased as of December 31, 2009 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. AECOM USA, Inc., or AECOM USA leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world and AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease. No other tenant leases 10% or more of the Property’s rentable space. On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012. Management has been planning for this vacancy since it received notice and, with more than two years remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants). On December 31, 2008, AECOM USA notified the Company that it would be exercising its early termination option on a portion of the 10th floor. On October 1, 2009, AECOM USA’s total leased space was reduced from 117,379 square feet to its current use of 104,086 square feet, or approximately 12% of the Property’s total leasable space. This reduction represented approximately 2% of the Property’s total leasable space. As of December 31, 2009, 32 tenants were leasing space at the Property. AECOM USA was previously known as Consoer Townsend Environdyne Engineers, Inc., or CTE. Effective December 11, 2008, CTE assigned its lease at the Property to AECOM USA. AECOM USA is and CTE was a wholly-owned subsidiary of AECOM Technology Corporation.

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

We intend to dispose of the Property at such time that our directors determine that we have achieved our investment objectives.  We do not intend to reinvest the proceeds of any such disposition.  We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

    We have the right to obtain a permanent mortgage loan and a line of credit as described below.

Permanent Mortgage Loan

Management believes that the Property has the potential for increased occupancy and rental rates in the future and, assuming that such increases occur, our management believes that the holders of our Preferred Stock could benefit, in the form of a partial return of capital that produces a positive total return on their original investment, from either the Company’s obtaining some level of permanent mortgage debt financing, which we refer to as the Permanent Mortgage Loan, or the sale of the Property or a merger transaction at such time.  Management believes that the Permanent Mortgage Loan, if obtained in an amount and on terms considered favorable relative to the current and anticipated future performance of the Property, could benefit the holders of our Preferred Stock by providing them with a return of a portion of their original capital investment in the Company and by decreasing the amount of their remaining capital investment in the Company.  Assuming that the value of the Property appreciates over time and that the Property is ultimately sold for such appreciated value, management believes that the Permanent Mortgage Loan could provide the holders of our Preferred Stock with a leveraged rate of return on their remaining capital investment in the Company that could be enhanced over the rate of return without the Permanent Mortgage Loan.  However, there can be no assurance that the Property will appreciate in value over time or that the Company will be able to obtain the Permanent Mortgage Loan on terms considered favorable relative to the current and anticipated future performance of the Property, especially during this period of reduced lending activity.  Subject to any contrary REIT requirements (or any Property-specific current or anticipated future capital needs requirements in the case of the Permanent Mortgage Loan only), any proceeds from the closing of the Permanent Mortgage Loan, the sale of the Property or a merger transaction would be distributed to the holders of our Preferred Stock and Common Stock in accordance with our charter.

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of February 28, 2010, the Company had neither sought nor obtained the Permanent Mortgage Loan.

Revolving Line of Credit

Given the amount of space that needs to be leased at the Property and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of February 28, 2010, the Company had neither sought nor obtained a line of credit.

Competition

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  Management believes that the current disruptions have negatively impacted our ability to lease vacant space at the Property.  These disruptions may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease vacant space at the Property.

The Property is a multi-tenant office tower located in the East Loop office submarket in downtown Chicago, Illinois.  The Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants.  In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  If, at any time, there is no existing significant competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property.  Our competition is not only with other developers, but also with property users who choose to own their building and larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control.  Given that the Property is a multi-tenant office tower that is leased to a diverse group of office and retail tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time.

Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has been searching for cost effective enhancements to the Property.  Management is currently reviewing the benefits of aesthetic upgrades to the lobby and other potential first impression improvements.  Recently, management directed the completion of a new fitness center at the Property.  Located on the second floor and commanding a unique view of the Navy Pier and Lake Michigan, management believes that the new fitness center has been very well received by existing tenants and could help to attract new tenants to the Property.  In addition, the Company recently signed a lease with a restaurant on the concourse level and added a lounge area to the concourse level.

Employees

We had no employees as of December 31, 2009.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC).   This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00am to 3:00 pm.  Such reports, proxy and information statements, if any, and other information about issuers that file electronically with the SEC may also be obtained from the web site that the SEC maintains at http://www.sec.gov.  Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2009:

						Annual Rent Revenue
	Date of	Approx.	Percent	Number		For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Name of Major Tenants	December 31, 2009

303 East Wacker Drive	1/5/2007	859,187	74%	32	KPMG LLP	$7,862,000
Chicago, Illinois 60601					AECOM USA	$4,401,000

The average effective annual rent per leased square foot for the years ended December 31, 2009 and 2008 was $18.13 and $17.52, respectively.

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

The following table reflects certain information for the leases that are expiring over the next ten years:

			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration (1)	Expiration

2010	7	49,941	$889,199	8.81%
2011	2	10,493	22,302	0.22%
2012	4	267,189	3,860,309	38.23%
2013	4	21,176	322,823	3.20%
2014	4	145,170	2,827,752	28.01%
2015	4	36,426	587,981	5.82%
2016	3	59,256	968,736	9.59%
2017	3	17,075	257,028	2.55%
2018	1	6,585	133,346	1.32%
2019	1	1,175	18,800	0.19%
2020	1	9,488	208,736	2.07%

Total	34	623,974	$10,097,012	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2009.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 74% leased as of December 31, 2009 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. AECOM USA, Inc., or AECOM USA leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world and AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease. No other tenant leases 10% or more of the Property’s rentable space. On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012. Management has been planning for this vacancy since it received notice and, with more than two years remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants). On December 31, 2008, AECOM USA notified the Company that it would be exercising its early termination option on a portion of the 10th floor. On October 1, 2009, AECOM USA’s total leased space was reduced from 117,379 square feet to its current use of 104,086 square feet, or approximately 12% of the Property’s total leasable space. This reduction represented approximately 2% of the Property’s total leasable space. As of December 31, 2009, 32 tenants were leasing space at the Property. AECOM USA was previously known as Consoer Townsend Environdyne Engineers, Inc., or CTE. Effective December 11, 2008, CTE assigned its lease at the Property to AECOM USA. AECOM USA is and CTE was a wholly-owned subsidiary of AECOM Technology Corporation.

Leases

In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses.  In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

KPMG LLP

KPMG is currently the largest tenant of the Property and leases eight full floors containing 259,090 net rentable square feet, which amount translates into approximately 30% of the building as of December 31, 2009.  The lease commenced in August 1997 with a fifteen-year term that expires on August 31, 2012.  On January 30, 2008 KPMG signed a lease for an additional 30,402 rentable square feet, which commenced on May 1, 2008 and also expires on August 31, 2012.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  Management has been planning for this vacancy since it received notice and, with more than two years remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants).

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

Options to Expand

As long as KPMG is not in default of its lease obligations, KPMG has an option to expand onto a portion of the twelfth floor at prevailing market rental rates, as agreed by tenant and landlord, existing at the time of notification.  KPMG also has a continuing right of first refusal (“ROFR”) to lease any or all space in the mid-rise elevator bank and floors 21 and 23.  The ROFR expires two years prior to the expiration of the lease.

Other Options

As long as KPMG is not in default of its lease obligations, KPMG has exclusive rights to exterior and interior signage.  As long as KMPG is the largest tenant, KPMG has exclusive rights to exterior signage and naming rights of the building.  KPMG also has the right to prevent the landlord from leasing space to a specific list of public accounting competitors, any schools and certain governmental agencies.  KPMG has the right to lease storage space not exceeding 7,500 square feet at pre-determined rental rates.  Although the original terms of the lease included options to reduce the amount of space and included early termination options, those options have expired and KPMG does not have any remaining options to terminate the lease in part or in its entirety.

AECOM USA, Inc.

AECOM USA is currently the second largest tenant of the Property and leases three full floors and portions of two floors containing 104,086 net rentable square feet, which amount translates into approximately 12% of the building.  The lease commenced in January 1996 and expires on September 30, 2014.  The lease is guaranteed by AECOM Technology Corporation.

Option to Renew

As long as AECOM USA is not in default of its lease obligations, AECOM USA has two consecutive options to extend the expiration date of the lease for five years each, for a total of ten years.  In order to exercise an option, AECOM USA must give at least nine months' prior notification to the landlord, but such notice may not be given earlier than 12 months prior to expiration of the lease.  The monthly base rental rate for each option will be the prevailing market rental rate, as reasonably determined by the landlord. AECOM USA has the right to renew as long as the renewal includes not less than 50% of the total space leased.

Options to Expand

As long as AECOM USA is not in default of its lease obligations, AECOM USA has a continuing right of first offer (“ROFO”) on certain space, including floors 4, 7, 10 and 12.  The monthly base rental rate for the ROFO will be the prevailing market rental rate as reasonably determined by the landlord.  The ROFO expires two years prior to the expiration of the lease.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 28, 2010, Franklin Street was the sole holder of record of the Common Stock and there were 821 holders of record of the Preferred Stock.  This computation is based upon the number of record holders reflected in our corporate records.  The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions have been or will be declared on the Common Stock.

Set forth below are the distributions made to the holders of our Preferred Stock in respect of each quarter during the past two fiscal years.  Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. We cannot guarantee the future payment of dividends or the amount of any such dividends.  See the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K for additional information.  There were no dividends on Common Stock during this period.

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2008	$1,708,000
June 30, 2008	3,094,000
September 30, 2008	3,094,000
December 31, 2008	3,094,000

March 31, 2009	3,094,000
June 30, 2009	3,094,000
September 30, 2009	2,238,000
December 31, 2009	2,239,000

The following schedule summarizes tax components of the distributions paid for the period ended December 31:

(in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$6,226	58%	$8,464	77%
Return of Capital	4,439	42%	2,526	23%

Total	$10,665	100%	$10,990	100%

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

Overview

We own, and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.  We operate in one business segment, which is real estate operations, and own a single property.  Our real estate operations involve real estate rental operations, leasing services and property management services.  The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Chicago, Illinois, the relevant submarket.  These market conditions affect the occupancy levels and the rent levels on both a national and local level.  We have no influence on national or local market conditions.

Trends and Uncertainties

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  We believe that the current disruptions in the U.S. economy have negatively impacted our ability to lease vacant space at the Property.  At this time, we cannot predict the extent or duration of that this negative impact will have on our business and, more specifically, on our efforts to lease vacant space and to obtain the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 74% leased as of December 31, 2009 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. AECOM USA, Inc., or AECOM USA leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world and AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease. No other tenant leases 10% or more of the Property’s rentable space. On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012. Management has been planning for this vacancy since it received notice and, with more than two years remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants). On December 31, 2008, AECOM USA notified the Company that it would be exercising its early termination option on a portion of the 10th floor. On October 1, 2009, AECOM USA’s total leased space was reduced from 117,379 square feet to its current use of 104,086 square feet, or approximately 12% of the Property’s total leasable space. This reduction represented approximately 2% of the Property’s total leasable space. As of December 31, 2009, 32 tenants were leasing space at the Property. AECOM USA was previously known as Consoer Townsend Environdyne Engineers, Inc., or CTE. Effective December 11, 2008, CTE assigned its lease at the Property to AECOM USA. AECOM USA is and CTE was a wholly-owned subsidiary of AECOM Technology Corporation.

It is difficult for management to predict what will happen to occupancy and rents in the future because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level.  Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at then-current market rates which may be below the expiring rates.

For the three months ended December 31, 2009, we believe that vacancy rates continued to increase and that rental rates continued to decrease for buildings in Chicago’s East Loop office market.  This trend may continue or improve in the future.  Continuing economic turmoil has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.

Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has been searching for cost effective enhancements to the Property.  Management is currently reviewing the benefits to aesthetic upgrades to the lobby and other potential first impression improvements.  Recently, management directed the completion of a new fitness center at the Property.  Located on the second floor and commanding a unique view of the Navy Pier and Lake Michigan, management believes that the new fitness center has been very well received by existing tenants and could help to attract new tenants to the Property.  In addition, the Company has previously added a restaurant on the concourse level and added a lounge area to the concourse level.

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

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of February 28, 2010, the Company had neither sought nor obtained a line of credit.

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

Allocation of Purchase Price

We have allocated the purchase price of the Property to land, buildings and improvements.  Each component of  the purchase price generally has a different useful life.  We allocate the value of real estate acquired among land, buildings, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management’s estimates, which were partially based upon an appraisal that we obtained from an independent real estate appraisal firm.

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

Lease Classification

Each time we enter into a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a capital lease or as an operating lease.  The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue.  These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows.  Incorrect assumptions or estimates may result in misclassification of our leases.

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

    In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007.  As of December 31, 2009, the Property was approximately 74% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenue

Total revenue decreased $1.3 million to $21.7 million for the year ended December 31, 2009, as compared to $23.0 million for the year ended December 31, 2008.  This decrease was primarily due to a decrease in revenue from base rents of $1.6 million and a decrease in recovery of expenses of approximately $0.4 million which was offset by an increase in termination fees of $0.7 million.

Expenses

Total expenses increased approximately $0.3 million to $18.3 million for the year ended December 31, 2009 as compared to $18.0 million for the year ended December 31, 2008.  The increase is attributable to an increase in real estate taxes and insurance of approximately $0.6 million which was partially offset by a decrease in depreciation and amortization of $0.2 million and a decrease of rental operating expenses of approximately $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $21.0 million and $23.9 million at December 31, 2009 and 2008, respectively.  The $2.9 million decrease is attributable to $9.2 million provided by operating activities, which was offset by $1.4 million used for investing activities and $10.7 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $9.2 million for the year ended December 31, 2009 was primarily attributable to net income of approximately $3.5 million plus depreciation and amortization of approximately $6.9 million and was offset by uses arising from other current accounts of $0.9 million and payments of deferred leasing costs of $0.3 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2009 of approximately $1.4 million was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of approximately $10.7 million for the year ended December 31, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and distributions to equity holders.  As of December 31, 2009, we had approximately $8.3 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2009 and 2008, management fees paid were $107,000 and $123,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property.  Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2009 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2010	$9,749
2011	9,754
2012	8,511
2013	5,884
2014	4,666
Thereafter	4,820

$43,384

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the executive officers and directors of the Company as of February 28, 2010 is set forth below.  The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 61, is President and a director of the Company.  Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 54, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company.  Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street.  In 2008, Ms. Fournier became an Executive Vice President of Franklin Street.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a member of the NYSE Amex Listed Company Council.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

William W. Gribbell, age 50, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 52, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 62, is a Vice President and a director of the Company.  In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates.  Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 38, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is a Senior Vice President and the Director of Acquisitions for Franklin Street.  Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.).  Mr. Carter holds a FINRA Series 7 general securities license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.  Each of the above persons has been associated with us in the positions described above since our inception in 2006.  Each of them is an employee of FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock.  Each of our officers serves in that capacity at the request of Franklin Street.

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2009 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation.  Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC).  Franklin Street’s common stock is traded on the NYSE Amex under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2010 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group.  To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)(3)	.50	.02%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)(4)	.25	.01%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons)	.75	.03%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.

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

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2009 and 2008, management fees paid were $107,000 and $123,000, respectively.

On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7%), for consideration totaling $82,813,000.  Prior to purchasing any shares of the Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of the Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.  Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system.  None of our directors qualifies as “independent” under the standards of the NYSE Amex, where Franklin Street is listed.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2009	2008
Audit Fees (1)	$64,050	$61,000
Audit-Related Fees (2)
Tax Fees (3)	5,250	5,000
All Other Fees (4)
Total Fees	$69,300	$66,000

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

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services.  Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2009 and $5,000 of the total tax fees incurred in 2008.

(4)	The Company was not billed by its independent registered public accounting firm in 2009 or 2008 for any other fees.

Pre-Approval Policy and Procedures

The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Financial Statements: The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

3.	Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2010 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By:	/s/ George J. Carter
George J. Carter
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 12, 2010

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010

/s/ R. Scott MacPhee R. Scott MacPhee	Director, Executive Vice President	March 12, 2010

/s/ William W. Gribbell William W. Gribbell	Director, Executive Vice President	March 12, 2010

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 12, 2010
/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

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

FSP 303 East Wacker Drive Corp.

 [LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP 303 East Wacker Drive Corp.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 303 East Wacker Drive Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC
Newton, Massachusetts
March 12, 2010

FSP 303 East Wacker Drive Corp. Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2009	2008

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	132,794	131,541
Furniture and Equipment	161	-
	159,155	157,741

Less accumulated depreciation	10,599	6,870

Real estate investments, net	148,556	150,871

Acquired real estate leases, net of accumulated amortization of $4,360 and $4,159, respectively	4,837	6,667
Acquired favorable real estate leases, net of accumulated amortization of $2,755 and $3,181, respectively	3,287	4,601
Cash and cash equivalents	21,004	23,878
Tenant rent receivable	187	58
Step rent receivable	2,334	2,104
Deferred leasing costs, net of accumulated amortization of $241 and $98, respectively	875	677
Prepaid expenses and other assets	153	136

Total assets	$181,233	$188,992

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$8,349	$8,595
Tenant security deposits	352	583
Acquired unfavorable real estate leases, net of accumulated amortization of $255 and $209, respectively	282	368

Total liabilities	8,983	9,546

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(24,912)	(17,716)

Total Stockholders’ Equity	172,250	179,446

Total Liabilities and Stockholders’ Equity	$181,233	$188,992
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2009	2008

Revenues:
Rental	$21,682	$23,033

Total revenue	21,682	23,033

Expenses:

Rental operating expenses	6,326	6,357
Real estate taxes and insurance	6,297	5,703
Depreciation and amortization	5,708	5,939

Total expenses	18,331	17,999

Income before interest income	3,351	5,034

Interest income	118	582

Net income attributable to preferred stockholders	$3,469	$5,616

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net income per preferred share, basic and diluted	$1,570	$2,541
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2008 and 2009

(in thousands, except per share and share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2008	$-	$-	$197,162	$(14,050)	$183,112

Distributions - preferred stockholders
or $4,200 per preferred share	-	-	-	(9,282)	(9,282)

Net income	-	-	-	5,616	5,616
Balance, December 31, 2008	-	-	197,162	(17,716)	179,446

Distributions - preferred stockholders
or $4,826 per preferred share	-	-	-	(10,665)	(10,665)

Net income	-	-	-	3,469	3,469
Balance, December 31, 2009	$-	$-	$197,162	$(24,912)	$172,250

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$3,469	$5,616
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,708	5,939
Amortization of favorable real estate leases	1,314	1,714
Amortization of unfavorable real estate leases	(86)	(106)
Changes in operating assets and liabilities:
Tenant rent receivable	(129)	49
Step rent receivable	(230)	(638)
Prepaid expenses and other assets	(17)	1
Accounts payable and accrued expenses	(240)	551
Tenant security deposits	(231)	(207)
Payment of deferred leasing costs	(347)	(417)

Net cash provided by operating activities	9,211	12,502

Cash flows from investing activities:
Purchase of real estate assets	(1,420)	(2,987)

Net cash used for investing activities	(1,420)	(2,987)

Cash flows from financing activities:
Distributions to stockholders	(10,665)	(10,990)

Net cash used for financing activities	(10,665)	(10,990)

Net decrease in cash and cash equivalents	(2,874)	(1,475)

Cash and cash equivalents, beginning of year	23,878	25,353

Cash and cash equivalents, end of year	$21,004	$23,878

Supplemental disclosure of cash flow information:

Accrued costs for purchase of real estate assets	$330	$336

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements

1.	Organization

FSP 303 East Wacker Drive Corp. (the “Company”) was organized on December 13, 2006 as a corporation under the laws of the State of Delaware to purchase, own, and operate a twenty-eight story Class “A” multi-tenant office tower containing approximately 859,187 rentable square feet of space located in downtown Chicago, Illinois (the “Property”).  The Company acquired the Property and commenced operations on January 5, 2007.  Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between February 2007 and December 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of the Company’s preferred stock, $.01 par value per share (the “Preferred Stock”).  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

ESTIMATES AND ASSUMPTIONS

The Company prepares its consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At December 31, 2009 and 2008, no such indicators of impairment were identified.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $3,729,000 and $3,578,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property.  The Company segregates these costs from its investment in real estate.  The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related leases. Amortization expense of $1,830,000 and $2,221,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000. Detail of the acquired real estate leases are as follows:

(in thousands)	December 31,
	2009	2008
Cost	$9,197	$10,826
Accumulated amortization	(4,360)	(4,159)
Book value	$4,837	$6,667

The estimated annual amortization expense for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$1,299
2011	$1,223
2012	$1,014
2013	$598
2014	$467

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired.  The Company reports this value separately from its investment in real estate.  The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease.  Amortization of $1,314,000 and $1,714,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000. Detail of the acquired favorable real estate leases are as follows:

(in thousands)	December 31,
	2009	2008
Cost	$6,042	$7,782
Accumulated amortization	(2,755)	(3,181)
Book value	$3,287	$4,601

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 741
2011	$ 662
2012	$ 637
2013	$ 587
2014	$ 478

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired.  Amortization is computed using the straight-line method over the lives of the leases assumed.  Amortization of $86,000 and $106,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000.  Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2009	2008
Cost	$537	$577
Accumulated amortization	(255)	(209)
Book value	$282	$368

The estimated annual amortization for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 43
2011	$ 42
2012	$ 42
2013	$ 42
2014	$ 42

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $14,269,500 and $15,895,000 at December 31, 2009 and 2008, respectively, in anticipation of future capital needs of the Property.  These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

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

For the years ended December 31, 2009 and 2008, rental income was derived from various tenants.  As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2009 and 2008:

	2009	2008
KPMG LLP	36.6%	29.0%
AECOM USA, Inc	18.6%	16.5%
Equity Mktg, DBA Upshot	0.0%	11.3%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements.  Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $2,334,000 and $2,104,000 at December 31, 2009 and 2008, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end.  Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $149,000 and $140,000 for the years ended December 31, 2009 and 2008, respectively.

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

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION (continued)

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2009	2008
Income from leases	$10,661	$12,238
Straight-line rent adjustment	230	638
Reimbursable expenses and parking	12,019	11,765
Amortization of favorable leases	(1,314)	(1,714)
Amortization of unfavorable leases	86	106

Total	$21,682	$23,033

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2009 and 2008. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through March 12, 2010, the date of issuance of these financial statements for potential recognition or disclosure.

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

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

3.	Income Taxes

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

For the periods ended December 31, 2007 and 2006, the Company incurred a net operating loss for income tax purposes of approximately $5,866,000 and $10,000, respectively, that can be carried forward until it expires in the year 2027 and 2026, respectively.

At December 31, 2009, the Company’s net tax basis of its real estate assets was $166,474,000.

The following schedule reconciles net income to taxable income subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2009	2008

Net income	$3,469	$5,616

Add: Book depreciation and amortization	5,708	5,939
Amortization of favorable real estate leases	1,314	1,714
Deferred rent	(2)	(132)
Less: Tax depreciation and amortization	(4,035)	(3,970)
Amortization of unfavorable real estate leases	(86)	(106)
Straight-line rent adjustment	(198)	(638)
Taxable income	$6,170	$8,423

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

3.	Income Taxes (continued)

The following schedule summarizes the tax components of the distributions paid for the years ended December 31,:

(in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$6,226	58%	$8,464	77%
Return of Capital	4,439	42%	2,526	23%

Total	$10,665	100%	$10,990	100%

4.	Capital Stock

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

The Company has in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2009 and 2008, management fees paid were $107,000 and $123,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

6.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2010	$9,749
	2011	9,754
	2012	8,511
	2013	5,884
	2014	4,666
	Thereafter	4,820

		$43,384

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

7.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all years presented.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2009	2008

Accrued property tax	$6,033	$5,471
Deferred rental income	1,021	1,009
Accrued capital expenditures	6	5
Accounts payable and other accrued expenses	965	1,779
Due to tenant - tenant improvements	324	331

Total	$8,349	$8,595

9.	Subsequent Event

On January 15, 2010, the Board of Directors of the Company declared a cash distribution of $2,234,310 payable on February 19, 2010 to stockholders of record on January 29, 2010.

SCHEDULE III

FSP 303 East Wacker Drive Corp.
Real Estate and Accumulated Depreciation
December 31, 2009

(in thousands)
		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
303 East Wacker, Chicago, Illinois		$26,200	$128,502	$4,453	$26,200	$132,955	$159,155	$10,599	$148,556	5- 39	2007

(1)	There are no encumbrances on this property.
(2)	The aggregate cost for Federal Income Tax purposes is $177,799.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2009	2008

Real estate investments, at cost:
Balance, beginning of year	$157,741	$155,298
Improvements	1,414	2,443
Balance, end of year	$159,155	$157,741

Accumulated depreciation:
Balance, beginning of year	$6,870	$3,292
Depreciation	3,729	3,578
Balance, end of year	$10,599	$6,870