Form 10-Q
period 2010-03-31
FSP 303 East Wacker Drive Corp.
filed 2010-05-12
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

YES |X|	NO |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES |_|	NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|	NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of April 30, 2010.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

FSP 303 East Wacker Drive Corp. Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2010	2009

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	132,959	132,794
Furniture and Equipment	161	161
	159,320	159,155

Less accumulated depreciation	11,550	10,599

Real estate investments, net	147,770	148,556

Acquired real estate leases, net of accumulated amortization of $4,530 and $4,360, respectively	4,476	4,837
Acquired favorable real estate leases, net of accumulated amortization of $2,653 and $2,755, respectively	3,057	3,287
Cash and cash equivalents	19,537	21,004
Tenant rent receivable	485	187
Step rent receivable	2,351	2,334
Deferred leasing costs, net of accumulated amortization of $280 and $241, respectively	831	875
Prepaid expenses and other assets	47	153

Total assets	$178,554	$181,233

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$7,283	$8,349
Tenant security deposits	340	352
Acquired unfavorable real estate leases, net of accumulated amortization of $139 and $255, respectively	271	282

Total liabilities	7,894	8,983

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000 at March 31, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(26,502)	(24,912)

Total Stockholders’ Equity	170,660	172,250

Total Liabilities and Stockholders’ Equity	$178,554	$181,233
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp
Consolidated Statements of Operations
(Unaudited)

	For the Three Months March 31,
(in thousands, except share and per share amounts)	2010	2009

Revenues:
Rental	$5,226	$6,329

Total revenue	5,226	6,329

Expenses:

Rental operating expenses	1,625	1,774
Real estate taxes and insurance	1,617	1,474
Depreciation and amortization	1,357	1,476

Total expenses	4,599	4,724

Income before interest income	627	1,605

Interest income	17	45

Net income attributable to preferred stockholders	$644	$1,650

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net income per preferred share, basic and diluted	$291	$747
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$644	$1,650
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,357	1,476
Amortization of favorable real estate leases	230	398
Amortization of unfavorable real estate leases	(11)	(26)
Changes in operating assets and liabilities:
Tenant rent receivable	(298)	(280)
Step rent receivable	(17)	(51)
Prepaid expenses and other assets	106	59
Accounts payable and accrued expenses	(1,107)	(2,030)
Tenant security deposits	(12)	20
Payment of deferred leasing costs	(1)	(133)

Net cash provided by operating activities	891	1,083

Cash flows from investing activities:
Purchase of real estate assets	(124)	(24)

Net cash used for investing activities	(124)	(24)

Cash flows from financing activities:
Distributions to stockholders	(2,234)	(3,094)

Net cash used for financing activities	(2,234)	(3,094)

Net decrease in cash and cash equivalents	(1,467)	(2,035)

Cash and cash equivalents, beginning of period	21,004	23,878

Cash and cash equivalents, end of period	$19,537	$21,843

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$371	$556

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company has adopted this standard in accordance with GAAP.

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

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2010 and 2009 management fees paid were $26,000 and $29,000, respectively.

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

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2010 and 2009.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2010	$1,011	$2,234,310

First quarter of 2009	$1,400	$3,094,000

7.	Subsequent Event

The Company declared a cash distribution of $997 per preferred share on April 23, 2010 to the holders of record of the Company’s Preferred Stock on May 7, 2010, payable on May 28, 2010.

The Company has evaluated all subsequent events through May 12, 2010, the date the consolidated financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2009. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation the current disruptions in the credit markets, changes in economic conditions in the market where we own the Property and in the global markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of the Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of May 12, 2010, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 73.9% leased as of March 31, 2010 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  AECOM USA, Inc., or AECOM USA leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.  No other tenant leases 10% or more of the Property’s rentable space.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  Management has been planning for this vacancy since it received notice and, with more than two years remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants).  As of March 31, 2010, 32 tenants were leasing space at the Property.

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

For the three months ended March 31, 2010, we believe that vacancy rates continued to increase and that rental rates continued to decrease for buildings in Chicago’s East Loop office market.  These trends may continue or worsen in the future.  Recently, we have seen increased interest in leasing space at the Property.  However, continuing turmoil in the global financial markets will likely prolong the time it takes to lease the vacant space at the Property.

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

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of May 12, 2010, the Company had neither sought nor obtained a line of credit.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations and that require significant management estimates and judgments are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.

No change to our critical accounting policies has occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

As of March 31, 2010, the Property was approximately 73.9% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Revenue

Total revenue decreased $1.1 million to $5.2 million for the three months ended March 31, 2010, as compared to $6.3 million for the three months ended March 31, 2009.  This decrease was primarily due to a decrease in revenue from base rents of $0.5 million and a decrease in recovery of expenses of $0.3 million as a result of a decrease in leasing and occupancy and a decrease in termination fees of $0.3 million.

Expenses

Total expenses decreased approximately by $0.1 million to $4.6 million for the three months ended March 31, 2010 as compared to $4.7 million for the three months ended March 31, 2009.  The decrease is attributable to a decrease in depreciation and amortization of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $19.5 million at March 31, 2010 and $21.0 million at December 31, 2009.  The $1.5 million decrease for the three months ended March 31, 2010 is primarily attributable to $0.9 million provided by operating activities, which was offset by $0.1 million used for investing activities and $2.2 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $0.9 million for the three months ended March 31, 2010 was primarily attributable to a net income of approximately $0.6 million plus depreciation and amortization of approximately $1.6 million, offset by uses arising from other current accounts of $1.3 million.

Investing Activities

The cash used for investing activities of approximately $0.1 million for the three months ended March 31, 2010 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $2.2 million for the three months ended March 31, 2010 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of March 31, 2010, we had approximately $7.3 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2010 and 2009, management fees paid were $26,000 and $29,000, respectively.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: May 12, 2010	/s/ George J. Carter	President
	George J. Carter	(Principal Executive Officer)

Date: May 12, 2010	/s/ Barbara J. Fournier	Chief Operating Officer
	Barbara J. Fournier	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.