Form 10-Q
period 2010-06-30
FSP 303 East Wacker Drive Corp.
filed 2010-08-12
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-53165

FSP 303 East Wacker Drive Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Edgewater Place
Wakefield, MA 01880
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

YES    |_|                                                                           NO    |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of July 31, 2010.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
June 30, 2010

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Removed and Reserved	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2010	2009

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	132,959	132,794
Furniture and Equipment	161	161
	159,320	159,155

Less accumulated depreciation	12,510	10,599

Real estate investments, net	146,810	148,556

Acquired real estate leases, net of accumulated amortization of $4,262 and $4,360, respectively	4,042	4,837
Acquired favorable real estate leases, net of accumulated amortization of $2,336 and $2,755, respectively	2,878	3,287
Cash and cash equivalents	19,736	21,004
Tenant rent receivable, less allowance for doubtful accounts of $84 and $0, respectively	243	187
Step rent receivable	2,364	2,334
Deferred leasing costs, net of accumulated amortization of $330 and $241, respectively	1,169	875
Prepaid expenses and other assets	155	153

Total assets	$177,397	$181,233

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$7,945	$8,349
Tenant security deposits	340	352
Acquired unfavorable real estate leases, net of accumulated amortization of $61 and $255, respectively	103	282

Total liabilities	8,388	8,983

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000 at June 30, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(28,153)	(24,912)

Total Stockholders’ Equity	169,009	172,250

Total Liabilities and Stockholders’ Equity	$177,397	$181,233
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009

Revenues:
Rental	$5,121	$4,948	$10,347	$11,277

Total revenue	5,121	4,948	10,347	11,277

Expenses:

Rental operating expenses	1,521	1,385	3,146	3,159
Real estate taxes and insurance	1,610	1,461	3,227	2,935
Depreciation and amortization	1,456	1,347	2,813	2,823

Total expenses	4,587	4,193	9,186	8,917

Income before interest income	534	755	1,161	2,360

Interest income	18	31	35	76

Net income attributable to preferred stockholders	$552	$786	$1,196	$2,436

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210	2,210	2,210

Net income per preferred share, basic and diluted	$250	$356	$541	$1,102
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$1,196	$2,436
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,813	2,823
Amortization of favorable real estate leases	409	638
Amortization of unfavorable real estate leases	(179)	(48)
Increase in bad debt reserve	84	-
Changes in operating assets and liabilities:
Tenant rent receivable	(140)	(62)
Step rent receivable	(30)	(128)
Prepaid expenses and other assets	(2)	(45)
Accounts payable and accrued expenses	(398)	(1,329)
Tenant security deposits	(12)	(215)
Payment of deferred leasing costs	(401)	(134)

Net cash provided by operating activities	3,340	3,936

Cash flows from investing activities:
Purchase of real estate assets	(171)	(686)

Net cash used for investing activities	(171)	(686)

Cash flows from financing activities:
Distributions to stockholders	(4,437)	(6,188)

Net cash used for financing activities	(4,437)	(6,188)

Net decrease in cash and cash equivalents	(1,268)	(2,938)

Cash and cash equivalents, beginning of period	21,004	23,878

Cash and cash equivalents, end of period	$19,736	$20,940

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$324	$407

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Pronouncement

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years

Building - Commercial	39
Building Improvements	15-39
Furniture and Fixtures	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At June 30, 2010 and December 31, 2009, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Pronouncement (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Pronouncement

In May 2009, the Financial Accounting Standards Board issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

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

3.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2010 and 2009 management fees paid were $52,000 and $56,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock of the Company.

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

4.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2010 and 2009.

5.    Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.   Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2010	$ 1,011	$ 2,234,310

Second quarter of 2010	$ 997	$ 2,203,370

First quarter of 2009	$ 1,400	$ 3,094,000

Second quarter of 2009	$ 1,400	$ 3,094,000

7.    Subsequent Event

The Company’s board of directors declared a cash distribution of $914 per preferred share on July 23, 2010 to the holders of record of the Company’s Preferred Stock on August 6, 2010, payable on August 27, 2010.

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

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of the Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of August 12, 2010, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 75% leased as of June 30, 2010 to a diverse group of tenants with staggered lease expirations.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.  No other tenant leases 10% or more of the Property’s rentable space.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  Management has been planning for this vacancy since it received notice and, with more than two years remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants).  As of June 30, 2010, 32 tenants were leasing space at the Property.

It is difficult for management to predict what will happen to occupancy and rents at the Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level.  Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at current market rates which may be below the expiring rates.

For the three months ended June 30, 2010, we believe that vacancy rates remained essentially unchanged and that rental rates continued to decrease for buildings in Chicago’s East Loop office market.  These trends may continue or worsen in the future.  Recently, we have seen increased interest in leasing space at the Property.  However, continuing turmoil in the global financial markets will likely prolong the time it takes to lease the vacant space at the Property.

Management believes that the position of the Property within the East Loop office market will continue to be strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has been implementing cost effective enhancements to the Property.  Management has been meeting with architects and considering the benefits of aesthetic upgrades to the lobby and has made other first impression improvements.  During the past year, management directed the completion of a new fitness center at the Property.  Located on the second floor and commanding a unique view of Navy Pier and Lake Michigan, management believes that the new fitness center has been very well received by existing tenants and could help to attract new tenants to the Property.  In addition, the Company had previously added a restaurant and lounge area to the concourse level.

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

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of August 12, 2010, the Company had neither sought nor obtained a line of credit.

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

Results of Operations

As of June 30, 2010, the Property was approximately 75% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

Revenue

Total revenue increased $0.2 million to $5.1 million for the three months ended June 30, 2010, as compared to $4.9 million for the three months ended June 30, 2009.  This increase was primarily due to an increase in recoverable expenses of $0.1 million and an increase in amortization of favorable real estate leases of $0.2 million, which was offset by a decrease in revenue from base rent of $0.1 million.

Expenses

Total expenses increased approximately by $0.4 million to $4.6 million for the three months ended June 30, 2010 as compared to $4.2 million for the three months ended June 30, 2009.  The increase is attributable to an increase in depreciation and amortization of $0.1 million and real estate taxes and insurance of $0.2 million and an increase in rental operating expenses of $0.1 million

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Revenue

Total revenue decreased $1.0 million to $10.3 million for the six months ended June 30, 2010, as compared to $11.3 million for the six months ended June 30, 2009.  This decrease was primarily due to a decrease in revenue from base rents of $0.7 million and a decrease in recovery of expenses of $0.3 million as a result of a decrease in leasing and occupancy and a decrease in termination fees of $0.3 million, which was offset by an increase in amortization of favorable real estate leases of $0.3 million.

Expenses

Total expenses increased by approximately $0.3 million to $9.2 million for the six months ended June 30, 2010 as compared to $8.9 million for the six months ended June 30, 2009.  The increase is primarily attributable to an increase in real estate taxes and insurance of $0.3 million.

Liquidity and Capital Resources

Cash and cash equivalents were $19.7 million at June 30, 2010 and $21.0 million at December 31, 2009.  The $1.3 million decrease for the six months ended June 30, 2010 is primarily attributable to $3.3 million provided by operating activities, which was offset by $0.2 million used for investing activities and $4.4 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $3.3 million for the six months ended June 30, 2010 was primarily attributable to a net income of approximately $1.2 million plus depreciation and amortization of approximately $3.0 million, which was offset by uses arising from other current accounts of $0.9 million.

Investing Activities

The cash used for investing activities of approximately $0.2 million for the six months ended June 30, 2010 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $4.4 million for the six months ended June 30, 2010 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of June 30, 2010, we had approximately $7.9 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2010 and 2009, management fees paid were $52,000 and $56,000, respectively.

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

 Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: August 12, 2010	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 12, 2010	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.