Form 10-Q
period 2010-09-30
FSP 303 East Wacker Drive Corp.
filed 2010-11-12
CIK 1431766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number:  000-53165

FSP 303 East Wacker Drive Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [X]	NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [_]	NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [_]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 29, 2010.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report
September 30, 2010

Table of Contents

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

		Consolidated Statements of Operations for the three and nine months	3
		ended September 30, 2010 and 2009

		Consolidated Statements of Cash Flows for the nine months	4
		ended September 30, 2010 and 2009

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Removed and Reserved	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FSP 303 East Wacker Drive Corp. Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2010	2009

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	133,233	132,794
Furniture and Equipment	161	161
	159,594	159,155

Less accumulated depreciation	13,472	10,599

Real estate investments, net	146,123	148,556

Acquired real estate leases, net of accumulated amortization of $4,535 and $4,360, respectively	3,737	4,837
Acquired favorable real estate leases, net of accumulated amortization of $2,481 and $2,755, respectively	2,711	3,287
Cash and cash equivalents	21,247	21,004
Tenant rent receivable, less allowance for doubtful accounts of $84 and $0, respectively	142	187
Step rent receivable, less allowance for doubtful accounts of $181 and $0, respectively	2,348	2,334
Deferred leasing costs, net of accumulated amortization of $400 and $241, respectively	1,530	875
Prepaid expenses and other assets	144	153

Total assets	$177,982	$181,233

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$9,740	$8,349
Tenant security deposits	344	352
Acquired unfavorable real estate leases, net of accumulated amortization of $66 and $255, respectively	99	282

Total liabilities	10,183	8,983

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate
liquidation preference $221,000 at September 30, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained deficit and distributions in excess of earnings	(29,363)	(24,912)

Total Stockholders’ Equity	167,799	172,250

Total Liabilities and Stockholders’ Equity	$177,982	$181,233
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009

Revenues:
Rental	$4,397	$5,494	$14,744	$16,771

Total revenue	4,397	5,494	14,744	16,771

Expenses:

Rental operating expenses	1,457	1,508	4,603	4,667
Real estate taxes and insurance	802	1,797	4,029	4,732
Depreciation and amortization	1,339	1,350	4,152	4,173

Total expenses	3,598	4,655	12,784	13,572

Income before interest income	799	839	1,960	3,199

Interest income	12	18	47	94

Net income attributable to preferred stockholders	$811	$857	$2,007	$3,293

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210	2,210	2,210

Net income per preferred share, basic and diluted	$367	$388	$908	$1,490
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended Septmeber 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$2,007	$3,293
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,152	4,173
Amortization of favorable real estate leases	576	878
Amortization of unfavorable real estate leases	(183)	(70)
Increase in bad debt reserve	84	-
Changes in operating assets and liabilities:
Tenant rent receivable	(39)	(27)
Step rent receivable, net	(14)	(158)
Prepaid expenses and other assets	9	(18)
Accounts payable and accrued expenses	1,207	531
Tenant security deposits	(8)	(251)
Payment of deferred leasing costs	(835)	(213)

Net cash provided by operating activities	6,956	8,138

Cash flows from investing activities:
Purchase of real estate assets	(255)	(1,190)

Net cash used for investing activities	(255)	(1,190)

Cash flows from financing activities:
Distributions to stockholders	(6,458)	(8,427)

Net cash used for financing activities	(6,458)	(8,427)

Net increase (decrease) in cash and cash equivalents	243	(1,479)

Cash and cash equivalents, beginning of period	21,004	23,878

Cash and cash equivalents, end of period	$21,247	$22,399

Supplemental disclosure of cash flow information:
Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$514	$380

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At September 30, 2010 and December 31, 2009, no impairment charges were recorded.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2007 and thereafter.

3.   Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2010 and 2009 management fees paid were $77,000 and $82,000, respectively.

On December 27, 2007, Franklin Street purchased 965.75 shares of the Preferred Stock (or approximately 43.7%) of the Company for consideration totaling $82,813,000.  Prior to purchasing any shares of the Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of the Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

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

FSP 303 East Wacker Drive Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

4.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2010 and 2009.

5.   Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.   Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2010	$1,011	$2,234,310

Second quarter of 2010	$997	$2,203,370

Third quarter of 2010	$914	$2,019,940

First quarter of 2009	$1,400	$3,094,000

Second quarter of 2009	$1,400	$3,094,000

Third quarter of 2009	$1,013	$2,238,730

7.   Subsequent Event

The Company’s board of directors declared a cash distribution of $914 per preferred share on October 26, 2010 to the holders of record of the Company’s Preferred Stock on November 9, 2010, payable on November 29, 2010.

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

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of the Preferred Stock, to obtain the Permanent Mortgage Loan.  Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security.   As of September 30, 2010, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 76% leased as of September 30, 2010 to a diverse group of tenants with staggered lease expirations, a 1% increase from the prior quarter.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012.  AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014.  KPMG is one of the largest accounting firms in the world and AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.  No other tenant leases 10% or more of the Property’s rentable space.  On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  Management has been planning for this vacancy since it received notice and, with a little less than two years remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants).  As of September 30, 2010, 31 tenants were leasing space at the Property.

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

For the three months ended September 30, 2010, we believe that vacancy rates remained essentially unchanged and that rental rates stabilized for buildings in Chicago’s East Loop office market.  These trends may continue or worsen in the future.  Recently, we have seen increased interest in leasing space at the Property.  In fact, for the three months ended September 30, 2010, we executed new leases, renewals and expansions at the Property that totaled over 12,000 rentable square feet.  However, there is still a significant amount of space that remains to be leased and continuing turmoil in the global financial markets will likely prolong the time it takes to lease the vacant space at the Property.

Management believes that the position of the Property within the East Loop office market will continue to be strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has been implementing cost effective enhancements to the Property.  Management has been meeting with architects and considering the benefits of aesthetic upgrades to the lobby and has made other first impression improvements.  With a goal of improving the amenities available to tenants at the Property, management directed the completion of a new fitness center at the Property.  Located on the second floor and commanding a unique view of Navy Pier and Lake Michigan, management believes that the new fitness center has been very well received by existing tenants and could help to attract new tenants to the Property.  In addition, the Company had previously added a restaurant and lounge area to the concourse level.

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

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need additional funds in the future.  One source of such funds could be a future reduction in the amount of our dividend distributions in order to build up a reserve that could be utilized to fund significant tenant improvement allowances and leasing commissions.  In addition, the Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of September 30, 2010, the Company had neither sought nor obtained a line of credit.

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

Results of Operations

As of September 30, 2010, the Property was approximately 76% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Revenue

Total revenue decreased $1.1 million to $4.4 million for the three months ended September 30, 2010, as compared to $5.5 million for the three months ended September 30, 2009.  This decrease was primarily due to a decrease in recoverable expenses of $0.8 million and a decrease in termination fees of $0.3 million.

Expenses

Total expenses decreased by approximately $1.1 million to $3.6 million for the three months ended September 30, 2010, as compared to $4.7 million for the three months ended September 30, 2009.  The decrease is predominantly due to a decrease in real estate taxes of $1.0 million and a decrease in operating expenses of $0.1 million.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Revenue

Total revenue decreased $2.1 million to $14.7 million for the nine months ended September 30, 2010, as compared to $16.8 million for the nine months ended September 30, 2009.  This decrease was primarily due to a decrease in revenue from base rents of $0.8 million and a decrease in recovery of expenses of $1.0 million as a result of a decrease in leasing and occupancy and a decrease in termination fees of $0.7 million, which was offset by an increase in amortization of favorable real estate leases of $0.4 million.

Expenses

Total expenses decreased by approximately $0.8 million to $12.8 million for the nine months ended September 30, 2010 as compared to $13.6 million for the nine months ended September 30, 2009.  The increase is primarily attributable to a decrease in real estate taxes of $0.7 million and a decrease in operating expenses of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $21.2 million at September 30, 2010 and $21.0 million at December 31, 2009.  The $0.2 million increase for the nine months ended September 30, 2010 is primarily attributable to $7.0 million provided by operating activities, which was offset by $0.3 million used for investing activities and $6.5 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $7.0 million for the nine months ended September 30, 2010 was primarily attributable to a net income of approximately $2.0 million and the add-back of $4.6 million of non-cash activities and an increase of $1.2 million in accounts payable and accrued expense.  These increases were partially offset by payments of deferred leasing costs of $0.8 million.

Investing Activities

The cash used for investing activities of approximately $0.2 million for the nine months ended September 30, 2010 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $6.5 million for the nine months ended September 30, 2010 was attributable to distributions to stockholders.
Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders.  As of September 30, 2010, we had approximately $9.7 million in accrued liabilities.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2010 and 2009, management fees paid were $77,000 and $82,000, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: November 12, 2010	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 12, 2010	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.