Form 10-K
period 2010-12-31
FSP 303 East Wacker Drive Corp.
filed 2011-03-14
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_|  No |X|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_|  No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|  No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|

Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|.

As of June 30, 2010 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2011.

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

Use of proceeds:
Type	Affiliate paid	Amount
Operating/Capital Reserve (1)		$ 20,055,000
Organizational, Offering and Other Expenditures for the Company(2)	FSP Investments LLC	1,200,000
City of Chicago Transfer Taxes		1,252,500
Selling Commissions(3)	FSP Investments LLC	9,954,000
Acquisition-Related Costs:
Purchase Price of the Property(4)	Franklin Street Properties Corp.	167,000,000
Loan Fee Paid to Franklin Street (5)	Franklin Street Properties Corp.	7,154,438
Acquisition Fee(6)	FSP Investments LLC	622,125
Total Uses of Gross Offering Proceeds		$ 207,238,063

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

The Property underwent a re-measurement of space in 2002. This re-measurement concluded that the rentable space in the Property could be increased from approximately 838,943 square feet to approximately 859,187 square feet. This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property and at this time, lease statistics are based on 844,953 square feet. Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so. However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are mostly based upon the previous 838,943 square foot measurement. Accordingly, principally all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of the respective lease documents, which generally are based on the 838,943 square foot measurement instead of the 859,187 square foot number.

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

The Property was approximately 75% leased as of December 31, 2010 to a diverse group of tenants with staggered lease expirations, representing a 1% decrease from the prior quarter. However, as of February 28, 2011, the Property was approximately 92% leased. The increase in occupancy is primarily a result of Groupon Inc.’s expansion at the Property subsequent to December 31, 2010. As of December 31, 2010, Groupon Inc. leased 46,115 square feet of the Property’s rentable space pursuant to a license agreement. As of February 28, 2011, Groupon Inc. leased 196,189 square feet of the Property’s rentable space pursuant to a license agreement. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2010, 33 tenants were leasing space at the Property. The following tenant information is as of February 28, 2011:

The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. Groupon Inc., or Groupon, leases 196,189 square feet (approximately 23%) of the Property’s rentable space through May 2012 pursuant to a license agreement. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

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

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to obtain the Permanent Mortgage Loan. Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security. As of February 28, 2011 the Company had neither sought nor obtained the Permanent Mortgage Loan.

Revolving Line of Credit

Given the amount of space that needs to be leased at the Property and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future. The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of February 28, 2011, the Company had engaged a mortgage broker to explore possibilities regarding but has not yet obtained a commitment for a line of credit.

Competition

The Property is a multi-tenant office tower located in the East Loop office submarket in downtown Chicago, Illinois. The Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is no existing significant competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. Given that the Property is a multi-tenant office tower that is leased to a diverse group of office and retail tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time. Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

Employees

We had no employees as of December 31, 2010.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm. Such reports, proxy and information statements, if any, and other information about issuers that file electronically with the SEC may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A.    Risk Factors

Not applicable.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Set forth below is information regarding the Property as of December 31, 2010:

						Annual
						Rent Revenue
	Date of	Approx.	Percent	Number	Name of	For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Major Tenants	December 31, 2010

303 East Wacker Drive	1/5/2007	859,187	75%	33	KPMG LLP	$7,528,000
Chicago , Illinois 60601					AECOM USA	$2,501,000

The average effective annual rent per leased square foot for the years ended December 31, 2010 and 2009 was $16.15 and $18.13, respectively.

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

The Property underwent a re-measurement of space in 2002. This re-measurement concluded that the rentable space in the Property could be increased to approximately 859,187 square feet. This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property and at this time, lease statistics are based on 844,953 square feet. Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so. However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are predominately based upon the previous 838,943 square foot measurement. Accordingly, all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of the respective lease documents, which generally are based on the 838,943 square foot measurement instead of the 859,187 square foot number.

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration(1)	Expiration

2011	6	60,993	1,832,102	16.27%
2012	5	268,373	4,013,820	35.65%
2013	5	23,113	360,769	3.20%
2014	3	105,287	2,145,273	19.06%
2015	4	36,426	816,854	7.26%
2016	3	51,226	1,045,500	9.29%
2017	3	17,075	316,792	2.81%
2018	3	16,308	318,392	2.83%
2019	1	1,175	23,478	0.21%
2020	1	9,488	256,176	2.28%
2021	1	7,174	129,132	1.14%

Total	35	596,638	$ 11,258,288	100.00%

(1) Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2010.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 75% leased as of December 31, 2010 to a diverse group of tenants with staggered lease expirations, representing a 1% decrease from the prior quarter. However, as of February 28, 2011, the Property was approximately 92% leased. The increase in occupancy is primarily a result of Groupon Inc.’s expansion at the Property subsequent to December 31, 2010. As of December 31, 2010, Groupon Inc. leased 46,115 square feet of the Property’s rentable space pursuant to a license agreement. As of February 28, 2011, Groupon Inc. leased 196,189 square feet of the Property’s rentable space pursuant to a license agreement. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2010, 33 tenants were leasing space at the Property. The following tenant information is as of February 28, 2011:

The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. Groupon Inc., or Groupon, leases 196,189 square feet (approximately 23%) of the Property’s rentable space through May 2012 pursuant to a license agreement. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

Leases

In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses. In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

KPMG LLP

KPMG is currently the largest tenant of the Property and leases eight full floors containing an aggregate of 259,090 net rentable square feet, which amount translates into approximately 30% of the building. The lease commenced in August 1997 with a fifteen-year term that expires on August 31, 2012. On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  Management has been planning for this vacancy since it received notice and, with approximately 18 months remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants).

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

Groupon Inc.

Groupon is currently the second largest tenant of the Property and leases five full floors and portions of two floors containing an aggregate of 196,189 net rentable square feet pursuant to a license agreement, which translates into approximately 23% of the building. The license commenced in November 2010, expires on May 31, 2012 and does not include renewal , expansion or other options.

AECOM USA, Inc.

AECOM USA is currently the third largest tenant of the Property and leases three full floors and portions of two floors containing an aggregate of 104,086 net rentable square feet, which amount translates into approximately 12% of the building. The lease commenced in January 1996 and expires on September 30, 2014. The lease is guaranteed by AECOM Technology Corporation.

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

As of February 28, 2011, Franklin Street was the sole holder of record of the Common Stock and there were 821 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions have been or will be declared on the Common Stock.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2009	$ 3,094,000
June 30, 2009	3,094,000
September 30, 2009	2,238,000
December 31, 2009	2,239,000

March 31, 2010	$ 2,234,310
June 30, 2010	2,203,370
September 30, 2010	2,019,940
December 31, 2010	2,019,940

The following schedule summarizes tax components of the distributions paid for the period ended December 31:

(in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$5,172	61%	$6,226	58%
Return of Capital	3,305	39%	4,439	42%
Total	$8,477	100%	$10,665	100%

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

Trends and Uncertainties

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. We believe that the current state of the U.S. economy has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We also believe that the current state of the U.S. economy has negatively impacted our ability to lease vacant space at the Property. At this time, we cannot predict the extent or duration of that this negative impact will have on our business and, more specifically, on our efforts to lease vacant space and to obtain the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 75% leased as of December 31, 2010 to a diverse group of tenants with staggered lease expirations, representing a 1% decrease from the prior quarter. However, as of February 28, 2011, the Property was approximately 92% leased. The increase in occupancy is primarily a result of Groupon Inc.’s expansion at the Property subsequent to December 31, 2010. As of December 31, 2010, Groupon Inc. leased 46,115 square feet of the Property’s rentable space pursuant to a license agreement. As of February 28, 2011, Groupon Inc. leased 196,189 square feet of the Property’s rentable space pursuant to a license agreement. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2010, 33 tenants were leasing space at the Property. The following tenant information is as of February 28, 2011:

The largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. Groupon Inc., or Groupon, leases 196,189 square feet (approximately 23%) of the Property’s rentable space through May 2012 pursuant to a license agreement. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012. Management has been planning for this vacancy since it received notice and, with approximately 18 months remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants).

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

For the three months ended December 31, 2010, we believe that vacancy rates and rental rates stabilized for buildings in Chicago’s East Loop office market. This trend may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.

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

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future. The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of February 28, 2011, the Company had engaged a mortgage broker to explore possibilities regarding but has not yet obtained a commitment for a line of credit.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2010, the Property was approximately 75% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenue

Total revenue decreased $3.1 million to $18.6 million for the year ended December 31, 2010, as compared to $21.7 million for the year ended December 31, 2009. This decrease was primarily due to a decrease in revenue from base rents of $0.8 million along with a decrease in recovery of expenses of approximately $2.3 million as a result of a decrease in leasing and occupancy and a decrease in termination fees of $0.7 million, which was offset by a decrease in amortization of favorable real estate leases of $0.7 million.

Expenses

Total expenses decreased approximately $2.7 million to $15.6 million for the year ended December 31, 2010 as compared to $18.3 million for the year ended December 31, 2009. The decrease is predominantly due to a decrease in real estate taxes of $2.5 million and a decrease in depreciation and amortization of $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents were $19.6 million and $21.0 million at December 31, 2010 and 2009, respectively. The $1.4 million decrease is attributable to $8.1 million provided by operating activities, which was offset by $1.0 million used for investing activities and $8.5 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $8.1 million for the year ended December 31, 2010 was primarily attributable to net income of approximately $3.0 million plus non-cash items of $6.1 million consisting primarily of depreciation and was offset by uses arising from other current accounts of $0.4 million and payments of deferred leasing costs of $0.6 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2010 of approximately $1.0 million was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of approximately $8.5 million for the year ended December 31, 2010 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and distributions to equity holders. As of December 31, 2010, we had approximately $7.6 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2010 and 2009, management fees paid were $101,000 and $107,000, respectively.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2010 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2011	$ 10,998
2012	8,434
2013	5,907
2014	5,275
2015	3,176
Thereafter	10,539

$ 44,329

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2011 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 62, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 55, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2009, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

William W. Gribbell, age 51, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

R. Scott MacPhee, age 53, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 63, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 39, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is a Senior Vice President and the Director of Acquisitions for Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2010 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2011 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	.50	.02%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons)	.50	.02%

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

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2010 and 2009, management fees paid were $101,000 and $107,000, respectively.

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

Fee Category	2010	2009
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)
Tax Fees (3)	5,250	5,250
All Other Fees (4)
Total Fees	$69,300	$69,300

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

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2010 and 2009.

(4) The Company was not billed by its independent registered public accounting firm in 2010 or 2009 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 11, 2011 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By:  /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director (Principal Executive Officer)	March 11, 2011
George J. Carter

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011
Barbara J. Fournier

/s/ R. Scott MacPhee	Director, Executive Vice President	March 11, 2011
R. Scott MacPhee

/s/ William W. Gribbell	Director, Executive Vice President	March 11, 2011
William W. Gribbell

/s/ Janet P. Notopoulos	Director, Vice President	March 11, 2011
Janet P. Notopoulos

/s/ Jeffrey B. Carter	Director, Vice President	March 11, 2011
Jeffrey B. Carter

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.1	Office Lease, dated August 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as amended by that certain First Amendment, dated December 4, 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as further amended by that certain Second Amendment to Lease, dated December 4, 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as further amended by that certain Third Amendment to Lease, dated March 4, 2004, between 303 Wacker Realty L.L.C. and KPMG LLP, as further amended by that certain Fourth Amendment to Lease, dated January 8, 2009, between FSP 303 East Wacker Drive LLC and KPMG LLP, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.2	Office Lease, dated January 1, 1996, between Metropolitan Life Insurance Company and Consoer Townsend Environdyne Engineers, Inc., as amended by that certain First Amendment to Lease, dated October 1, 1999, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Second Amendment to Lease, dated January 22, 2001, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Third Amendment to Lease, dated March 1, 2004, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.3	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.4	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.5	License Agreement, dated November 24, 2010 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as amended by First Amendment to License Agreement dated January 7, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as further amended by Second Amendment to License Agreement dated February 15, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on February 22, 2011 (File No. 000-53165)

21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)
24

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
25

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP 303 East Wacker Drive Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 303 East Wacker Drive Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Newton, Massachusetts

March 11, 2011

FSP 303 East Wacker Drive Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2010	2009

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	133,609	132,794
Furniture and Equipment	161	161
	159,970	159,155

Less accumulated depreciation	14,451	10,599

Real estate investments, net	145,519	148,556

Acquired real estate leases, net of accumulated amortization of $4,837 and $4,360, respectively	3,435	4,837
Acquired favorable real estate leases, net of accumulated amortization of $2,647 and $2,755, respectively	2,546	3,287
Cash and cash equivalents	19,585	21,004
Tenant rent receivable, less allowance for doubtful accounts of $84 and $0, respectively	63	187
Step rent receivable	2,409	2,334
Deferred leasing costs, net of accumulated amortization of $428 and $241, respectively	1,252	875
Prepaid expenses and other assets	73	153

Total assets	$174,882	$181,233

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$7,639	$8,349
Tenant security deposits	343	352
Acquired unfavorable real estate leases, net of accumulated amortization of $70 and $255, respectively	95	282

Total liabilities	8,077	8,983

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(30,357)	(24,912)

Total Stockholders’ Equity	166,805	172,250

Total Liabilities and Stockholders’ Equity	$174,882	$181,233
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2010	2009

Revenues:
Rental	$18,597	$21,682

Total revenue	18,597	21,682

Expenses:

Rental operating expenses	6,267	6,326
Real estate taxes and insurance	3,850	6,297
Depreciation and amortization	5,501	5,708

Total expenses	15,618	18,331

Net income before interest income	2,979	3,351

Interest income	53	118

Net income attributable to preferred stockholders	$3,032	$3,469

Weighted average number of preferred shares outstanding, basic and diluted	2,210	2,210

Net income per preferred share, basic and diluted	$1,372	$1,570
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2009 and 2010

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit) and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2009	$—	$—	$197,162	$(17,716)	$179,446

Distributions - preferred stockholders or $4,826 per preferred share	—	—	—	(10,665)	(10,665)

Net income	—	—	—	3,469	3,469
Balance, December 31, 2009	—	—	197,162	(24,912)	172,250

Distributions - preferred stockholders or $3,836 per preferred share	—	—	—	(8,477)	(8,477)

Net income	—	—	—	3,032	3,032
Balance, December 31, 2010	$—	$—	$197,162	$(30,357)	$166,805

See accompanying notes to consolidated financial statements

FSP 303 East Wacker Drive Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$3,032	$3,469
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,501	5,708
Amortization of favorable real estate leases	741	1,314
Amortization of unfavorable real estate leases	(187)	(86)
Increase in bad debt reserve	84	—
Changes in operating assets and liabilities:
Tenant rent receivable	40	(129)
Step rent receivable	(75)	(230)
Prepaid expenses and other assets	80	(17)
Accounts payable and accrued expenses	(496)	(240)
Tenant security deposits	(9)	(231)
Payment of deferred leasing costs	(624)	(347)

Net cash provided by operating activities	8,087	9,211

Cash flows from investing activities:
Purchase of real estate assets	(1,029)	(1,420)

Net cash used for investing activities	(1,029)	(1,420)

Cash flows from financing activities:
Distributions to stockholders	(8,477)	(10,665)

Net cash used for financing activities	(8,477)	(10,665)

Net decrease in cash and cash equivalents	(1,419)	(2,874)

Cash and cash equivalents, beginning of year	21,004	23,878

Cash and cash equivalents, end of year	$19,585	$21,004

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$116	$330

See accompanying notes to consolidated financial statements

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2010 and 2009, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $3,852,000 and $3,729,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases costs represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $1,402,000 and $1,830,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000. Detail of the acquired real estate leases is as follows:

(in thousands)	December 31,
	2010	2009
Cost	$8,272	$9,197
Accumulated amortization	(4,837)	(4,360)
Book value	$3,435	$4,837

The estimated annual amortization expense for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$ 1,205
2012	$ 996
2013	$ 581
2014	$ 449
2015	$ 132

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $741,000 and $1,314,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000. Detail of the acquired favorable real estate leases is as follows:

(in thousands)	December 31,
	2010	2009
Cost	$5,193	$6,042
Accumulated amortization	(2,647)	(2,755)
Book value	$2,546	$3,287

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$ 662
2012	$ 637
2013	$ 587
2014	$ 478
2015	$ 123

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $187,000 and $86,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000. Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2010	2009
Cost	$165	$537
Accumulated amortization	(70)	(255)
Book value	$95	$282

The estimated annual amortization for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$ 17
2012	$ 17
2013	$ 17
2014	$ 17
2015	$ 16

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $12,790,000 and $14,269,500 at December 31, 2010 and 2009, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

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

For the years ended December 31, 2010 and 2009, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2010 and 2009:

	2010	2009
KPMG LLP	35.1%	36.6%
AECOM USA, Inc.	17.9%	18.6%
Groupon Inc	11.5%	0.0%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $2,409,000 and $2,334,000 at December 31, 2010 and 2009, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that an allowance of $84,000 and $0 as of December 31, 2010 and 2009, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $247,000 and $149,000 for the years ended December 31, 2010 and 2009, respectively.

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial property and accounts for its leases as operating leases. Rental income from leases, which may include rent concession (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the year earned.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION (continued)

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2010	2009
Income from leases	$10,073	$10,661
Straight-line rent adjustment	32	230
Reimbursable expenses and parking	9,046	12,019
Amortization of favorable leases	(741)	(1,314)
Amortization of unfavorable leases	187	86

Total	$18,597	$21,682

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2010 and 2009. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

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

For the periods ended December 31, 2007 and 2006, the Company incurred a net operating loss for income tax purposes of approximately $5,866,000 and $10,000, respectively that can be carried forward until it expires in the year 2027 and 2026, respectively.

At December 31, 2010, the Company’s net tax basis of its real estate assets was $163,362,000.

The following schedule reconciles net income to taxable income subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2010	2009

Net income	$3,032	$3,469

Add: Book depreciation and amortization	5,501	5,708
Amortization of favorable real estate leases	741	1,314
Deferred rent	99	(2)
Other adjustment	84	—
Less: Tax depreciation and amortization	(4,176)	(4,035)
Amortization of unfavorable real estate leases	(187)	(86)
Straight-line rent adjustment	(32)	(198)
Taxable income	$5,062	$6,170

The following schedule summarizes the tax components of the distributions paid for the years ended December 31:

(in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$5,172	61%	$6,226	58%
Return of Capital	3,305	39%	4,439	42%
Total	$8,477	100%	$10,665	100%

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

5.     Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2010 and 2009, management fees paid were $101,000 and $107,000, respectively.

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

6.     Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2011	$ 10,998
	2012	8,434
	2013	5,907
	2014	5,275
	2015	3,176
	Thereafter	10,539

		$ 44,329

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

7.     Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2010 and 2009, the Company owned and operated the Property in that one segment.

8.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2010	2009

Accrued property tax	$4,849	$6,033
Deferred rental income	657	1,021
Accrued capital expenditures	10	6
Accounts payable and other accrued expenses	1,488	814
Due to tenant - real estate taxes	529	151
Due to tenant - tenant improvements	106	324

Total	$7,639	$8,349

9.     Subsequent Event

On January 26, 2011, the Board of Directors of the Company declared a cash distribution of $2,298,400 payable on or before March 1, 2011 to stockholders of record on February 9, 2011.

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

	Initial Cost			Historical Costs
Description	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
	(in thousands)
303 East Wacker, Chicago, Illinois	$26,200	$128,502	$5,268	$26,200	$133,770	$159,970	$14,451	$145,519	5-39	2007

(1) There are no encumbrances on this property.

(2) The aggregate cost for Federal Income Tax purposes is $178,614.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2010	2009

Real estate investments, at cost:
Balance, beginning of year	$ 159,155	$ 157,741
Improvements	815	1,414

Balance, end of year	$ 159,970	$ 159,155

Accumulated depreciation:
Balance, beginning of year	$ 10,599	$ 6,870
Depreciation	3,852	3,729

Balance, end of year	$ 14,451	$ 10,599

