Form 10-Q
period 2011-03-31
FSP 303 East Wacker Drive Corp.
filed 2011-05-12
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of April 30, 2011.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

March 31, 2011

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2

		Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Removed and Reserved	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FSP 303 East Wacker Drive Corp. Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2011	2010

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	134,361	133,609
Furniture and equipment	161	161
	160,722	159,970

Less accumulated depreciation	15,417	14,451

Real estate investments, net	145,305	145,519

Acquired real estate leases, net of accumulated amortization of $5,117 and $4,837, respectively	3,133	3,435
Acquired favorable real estate leases, net of accumulated amortization of $2,812 and $2,647, respectively	2,381	2,546
Cash and cash equivalents	18,811	19,585
Tenant rent receivable, less allowance for doubtful accounts of $67 and $84, respectively	96	63
Step rent receivable	2,407	2,409
Deferred leasing costs, net of accumulated amortization of $524 and $428, respectively	1,398	1,252
Prepaid expenses and other assets	80	73

Total assets	$173,611	$174,882

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$7,792	$7,639
Tenant security deposits	343	343
Acquired unfavorable real estate leases, net of accumulated amortization of $70 and $70, respectively	91	95

Total liabilities	8,226	8,077

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding at March 31, 2011 and December 31, 2010, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(31,777)	(30,357)

Total Stockholders’ Equity	165,385	166,805

Total Liabilities and Stockholders’ Equity	$173,611	$174,882
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except share and per share amounts)	2011	2010

Revenues:
Rental	$5,093	$5,226

Total revenue	5,093	5,226

Expenses:

Rental operating expenses	1,517	1,625
Real estate taxes and insurance	1,338	1,617
Depreciation and amortization	1,364	1,357

Total expenses	4,219	4,599

Net income before interest income	874	627

Interest income	4	17

Net income attributable to preferred stockholders	$878	$644

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net income per preferred share, basic and diluted	$397	$291
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$878	$644
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,364	1,357
Amortization of favorable real estate leases	165	230
Amortization of unfavorable real estate leases	(4)	(11)
Decrease in bad debt reserve	(17)	—
Changes in operating assets and liabilities:
Tenant rent receivable	(16)	(298)
Step rent receivable	2	(17)
Prepaid expenses and other assets	(7)	106
Accounts payable and accrued expenses	(556)	(1,107)
Tenant security deposits	—	(12)
Payment of deferred leasing costs	(242)	(1)

Net cash provided by operating activities	1,567	891

Cash flows from investing activities:
Purchase of real estate assets	(43)	(124)

Net cash used for investing activities	(43)	(124)

Cash flows from financing activities:
Distributions to stockholders	(2,298)	(2,234)

Net cash used for financing activities	(2,298)	(2,234)

Net decrease in cash and cash equivalents	(774)	(1,467)

Cash and cash equivalents, beginning of period	19,585	21,004

Cash and cash equivalents, end of period	$18,811	$19,537

Supplemental disclosure of cash flow information:

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$825	$371

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years
Building - Commercial	39
Building Improvements	15-39
Furniture and Equipment	5-7
5

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments (continued)

Real Estate and Depreciation (continued)

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2011 and December 31, 2010, no impairment charges were recorded.

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

3.   Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2011 and 2010 management fees paid were $24,000 and $26,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2011 and 2010.

5.   Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

6.   Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2011	$ 1,040	$ 2,298,400

First quarter of 2010	$ 1,011	$ 2,234,310

7.   Subsequent Event

The Company’s board of directors declared a cash distribution of $679 per preferred share on April 27, 2011 to the holders of record of the Preferred Stock on May 11, 2011, payable on May 31, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the availability of debt and interest rate fluctuations. We believe that this period of limited economic growth has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We also believe that this period of limited economic growth has negatively impacted our ability to lease vacant space at the Property. At this time, we cannot predict the extent or duration of this negative impact on our business and, more specifically, on our efforts to lease vacant space and to obtain the Permanent Mortgage Loan (as defined below).

Permanent Mortgage Loan

Management believes that the Property has the potential for increased occupancy and rental rates in the future and, assuming that such increases occur, management believes that the holders of the Preferred Stock could benefit, in the form of a return of capital that produces a positive total return on their original investment, from either our obtaining some level of permanent mortgage debt financing, which we refer to as the Permanent Mortgage Loan, or the sale of the Property or a merger transaction at such time. The Permanent Mortgage Loan is separate and distinct from the Tenant Costs Loan (as defined below). Management believes that the Permanent Mortgage Loan, if obtained in an amount and on terms considered favorable relative to the current and anticipated future performance of the Property, could benefit the holders of the Preferred Stock by providing them with a return of a portion of their original capital investment in the Company and by decreasing the amount of their remaining capital investment in the Company. Assuming that the value of the Property appreciates over time and that the Property is ultimately sold for such appreciated value, management believes that the Permanent Mortgage Loan could provide the holders of the Preferred Stock with a leveraged rate of return on their remaining capital investment in the Company that could be enhanced over the rate of return without the Permanent Mortgage Loan. However, there can be no assurance that the Property will appreciate in value over time or that the Company will be able to obtain the Permanent Mortgage Loan on terms considered favorable relative to the current and anticipated future performance of the Property. Subject to any contrary REIT requirements (or any Property-specific current or anticipated future capital needs requirements in the case of the Permanent Mortgage Loan only), any proceeds from the closing of the Permanent Mortgage Loan, the sale of the Property or a merger transaction would be distributed to the holders of the Preferred Stock and the Common Stock in accordance with our charter.

The Company has the right, in its sole and absolute discretion and without the consent of any holder of shares of the Preferred Stock, to obtain the Permanent Mortgage Loan. Although the Company has no obligation to obtain the Permanent Mortgage Loan, if the Company decides to obtain the Permanent Mortgage Loan, the Company will have the right, in its sole and absolute discretion and without the consent of any holder of shares of our Preferred Stock, to negotiate all of the terms and conditions of the Permanent Mortgage Loan and any refinancing thereof including, without limitation, the timing of the closing and funding, the identity of the lender, the principal amount, the interest rate, the maturity and the security. As of March 31, 2011, the Company has neither sought nor obtained the Permanent Mortgage Loan.

Real Estate Operations

The Property was approximately 92% leased as of March 31, 2011 to a diverse group of tenants with staggered lease expirations, a 17% increase from the prior quarter. The increase in occupancy is primarily a result of Groupon Inc.’s expansion at the Property during the three months ended March 31, 2011. As of March 31, 2011, Groupon Inc. leased 196,189 square feet of the Property’s rentable space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of March 31, 2011, 33 tenants were leasing space at the Property. The Property’s largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. Groupon Inc., or Groupon, leases 196,189 square feet (approximately 23%) of the Property’s rentable space through May 2012. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

The Company’s near-term objective is to hopefully continue to provide increasing amounts of expansion space at the Property to Groupon in response to its growth needs. As Groupon is better able to define its longer-term space requirements, management hopes to establish a potentially larger footprint with a longer lease term with Groupon at the Property. The Property’s largest tenant, KPMG, which leases 259,090 square feet, will be vacating its space following the expiration of its lease in August 2012. Management believes that this soon-to-be vacated KPMG space could be a substantial source of additional space at the Property to accommodate Groupon’s future growth requirements. However, there can be no assurance that Groupon will stay or expand at the Property beyond the May 2012 expiration of its current lease. If both Groupon and KPMG were to vacate the building in 2012, the Property would incur significant vacancy.

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

During the three months ended March, 31, 2011, we believe that vacancy rates and rental rates were relatively unchanged for buildings in Chicago’s East Loop office market, where the Property is located. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.

Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has been searching for cost effective enhancements to the Property.

The potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws exists. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders. Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In anticipation of these future costs, we are reducing the amount of our dividend distributions for calendar year 2011 to reflect the minimum that we believe is required to maintain our qualification as a REIT. We believe that such a reduction could, by year end, add approximately $4 million to our existing cash reserves. As of March 31, 2011, we had approximately $15 million of cash available to fund tenant improvement costs and leasing commissions.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, it is possible that we may need to borrow funds in the future. The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a loan of up to $66,800,000, which we refer to as the Tenant Costs Loan, on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of March 31, 2011, the Company had engaged a mortgage broker to explore possibilities regarding but has not yet obtained a commitment for the Tenant Costs Loan.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations and that require significant management estimates and judgments are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.

No change to our critical accounting policies has occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

As of March 31, 2011, the Property was approximately 92% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Revenue

Total revenue decreased $0.1 million to $5.1 million for the three months ended March 31, 2011, as compared to $5.2 million for the three months ended March 31, 2010. This decrease was primarily due to a decrease in recoverable expenses of $0.6 million, offset by an increase in rental revenue of $0.5 million.

Expenses

Total expenses decreased by approximately $0.4 million to $4.2 million for the three months ended March 31, 2011, as compared to $4.6 million for the three months ended March 31, 2010. The decrease is predominantly due to a decrease in real estate taxes of $0.3 million and a decrease in operating expenses of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $18.8 million at March 31, 2011 and $19.6 million at December 31, 2010. The $0.8 million decrease for the three months ended March 31, 2011 is primarily attributable to $1.6 million provided by operating activities, which was offset by $0.1 million used for investing activities and $2.3 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.6 million for the three months ended March 31, 2011 was primarily attributable to a net income of approximately $0.9 million and the add-back of $1.5 million of non-cash activities which was offset by uses arising from other current accounts of $0.6 million and payments of deferred leasing costs of $0.2 million.

Investing Activities

The cash used for investing activities of approximately $0.1 million for the three months ended March 31, 2011 was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities of $2.3 million for the three months ended March 31, 2011 was attributable to distributions to stockholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders. As of March 31, 2011, we had approximately $7.8 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2011 and 2010, management fees paid were $24,000 and $26,000, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: May 12, 2011	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 12, 2011	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	License Agreement dated November 24, 2010 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as amended by First Amendment to License Agreement dated January 7, 2011, as further amended by Second Amendment to License Agreement dated February 15, 2011, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on February 22, 2011 (File No. 000-53165).

31.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
16