Form 10-Q
period 2011-09-30
FSP 303 East Wacker Drive Corp.
filed 2011-11-10
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

YES [X]	NO [_]

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 31, 2011.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

September 30, 2011

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Removed and Reserved	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2011	2010

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	136,114	133,609
Furniture and equipment	161	161
	162,475	159,970

Less accumulated depreciation	17,475	14,451

Real estate investments, net	145,000	145,519

Acquired real estate leases, net of accumulated amortization of $5,719 and $4,837, respectively	2,530	3,435
Acquired favorable real estate leases, net of accumulated amortization of $3,143 and $2,647, respectively	2,050	2,546
Cash and cash equivalents	19,837	19,585
Restricted cash	8,011	—
Restricted investment	26,990	—
Tenant rent receivable, less allowance for doubtful accounts of $67 and $84, respectively	585	63
Step rent receivable	2,519	2,409
Deferred leasing costs, net of accumulated amortization of $766 and $428, respectively	1,285	1,252
Deferred financing costs, net of accumulated amortization of $5 and $0, respectively	299	—
Prepaid expenses and other assets	97	73

Total assets	$209,203	$174,882

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$8,506	$7,639
Tenant security deposits	590	343
Loan payable	35,000	—
Acquired unfavorable real estate leases, net of accumulated amortization of $79 and $70, respectively	82	95

Total liabilities	44,178	8,077

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding at September 30, 2011 and December 31, 2010, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(32,137)	(30,357)

Total Stockholders’ Equity	165,025	166,805

Total Liabilities and Stockholders’ Equity	$209,203	$174,882
See accompanying notes to consolidated financial statements
2

FSP 303 East Wacker Drive Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2011	2010	2011	2010

Revenues:
Rental	$6,020	$4,397	$17,141	$14,744

Total revenue	6,020	4,397	17,141	14,744

Expenses:

Rental operating expenses	1,697	1,457	4,720	4,603
Real estate taxes and insurance	1,300	802	3,976	4,029
Depreciation and amortization	1,482	1,339	4,267	4,152
Interest expense	280	—	280	—

Total expenses	4,759	3,598	13,243	12,784

Income before interest income	1,261	799	3,898	1,960

Interest income	10	12	19	47

Net income attributable to preferred stockholders	$1,271	$811	$3,917	$2,007

Weighted average number of preferred shares outstanding
basic and diluted	2,210	2,210	2,210	2,210

Net income per preferred share, basic and diluted	$575	$367	$1,772	$908
See accompanying notes to consolidated financial statements

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$3,917	$2,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,272	4,152
Amortization of favorable real estate leases	496	576
Amortization of unfavorable real estate leases	(13)	(183)
Increase (decrease) in bad debt reserve	(17)	84
Changes in operating assets and liabilities:
Restricted cash	(8,011)	—
Tenant rent receivable	(505)	(39)
Step rent receivable	(110)	(14)
Prepaid expenses and other assets	(24)	9
Accounts payable and accrued expenses	766	1,207
Tenant security deposits	247	(8)
Payment of deferred leasing costs	(371)	(835)

Net cash provided by operating activities	647	6,956

Cash flows from investing activities:
Purchase of real estate assets	(2,416)	(255)
Purchase of restricted investment	(26,990)	—

Net cash used for investing activities	(29,406)	(255)

Cash flows from financing activities:
Distributions to stockholders	(5,697)	(6,458)
Proceeds from loan payable	35,000	—
Deferred financing costs	(292)	—

Net cash provided by (used for) financing activities	29,011	(6,458)

Net increase in cash and cash equivalents	252	243

Cash and cash equivalents, beginning of period	19,585	21,004

Cash and cash equivalents, end of period	$19,837	$21,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$—

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$205	$514

Disclosure of non-cash financing activities:
Accrued deferred financing costs	$12	$—
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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2011 and December 31, 2010, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

Restricted Cash

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts.

Restricted Investment

Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of September 30, 2011, the Company held various certificates of deposit with an original maturity of four to seven months at a total carrying value of $12,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on August 23, 2012 with the value of $14,990,000. The Company believes the aggregate fair value is approximately the same as its carrying value.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2008 and thereafter.

3.  Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the nine months ended September 30, 2011 was $275,000.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of September 30, 2011.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.  Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2011 and 2010 management fees paid were $80,000 and $77,000, respectively.

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

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2011 and 2010.

6.  Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

7.  Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2011	$1,040	$2,298,400
Second quarter of 2011	$679	$1,500,590
Third quarter of 2011	$859	$1,898,390

First quarter of 2010	$1,011	$2,234,310
Second quarter of 2010	$997	$2,203,370
Third quarter of 2010	$914	$2,019,940

8.  Subsequent Event

The Company’s board of directors declared a cash distribution of $859 per preferred share on October 26, 2011 to the holders of record of the Preferred Stock on November 9, 2011, payable on November 29, 2011.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the lingering effect from the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations. We believe that this period of limited economic growth has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. At this time, we cannot predict the extent or duration of this negative impact on our business and, more specifically, on our efforts to lease vacant space.

Real Estate Operations

The Property was approximately 94% leased as of September 30, 2011 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of September 30, 2011, 32 tenants were leasing space at the Property. The Property’s largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. Groupon leases 226,041 square feet (approximately 26%) of the Property’s rentable space through July 2012. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

During the third quarter of 2011, management worked diligently on several renewals with existing tenants that have leases expiring in the fourth quarter of 2011 or in the near future. Many existing tenants have made requests to reduce the number of square feet they lease and to extend their term. Management expects this behavior to be a prevalent theme during the next year or possibly longer.

The Company remains prepared to provide expansion space at the Property to Groupon in response to its potential growth needs. Management has effectively addressed the challenge of integrating Groupon’s practical space/infrastructure needs with its unique cultural requirements for employee productivity and retention. Fulfilling the requirements of one of the fastest growing companies in America is an opportunity that has the potential to have a meaningful financial impact at the Property. As Groupon is better able to define its longer-term space requirements, management hopes to establish a potentially larger footprint with a longer lease term with Groupon at the Property. The Property’s largest tenant, KPMG, which leases 259,090 square feet, will be vacating its space following the expiration of its lease in August 2012. Management believes that this soon-to-be vacated KPMG space could be a substantial source of additional space at the Property to accommodate Groupon’s future growth requirements. However, there can be no assurance that Groupon will stay or expand at the Property beyond the July 2012 expiration of its current lease. If both Groupon and KPMG were to vacate the building in 2012, the Property would incur significant vacancy.

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

During the three months ended September, 30, 2011, we believe that vacancy rates and rental rates were relatively unchanged for buildings in Chicago’s East Loop office market, where the Property is located. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Chicago office market and will likely prolong the time it takes to lease the vacant space at the Property.

Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has been implementing lobby upgrades to enhance the Property.

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

Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In anticipation of these future costs, we believe that it is prudent to keep dividend distributions at lower levels for the balance of 2011 and 2012 until we have a better idea of the Property’s actual future capital and leasing needs. We expact that distributions for 2011 and 2012 will reflect the minimum that we believe is required to maintain our qualification as a REIT. We believe that such a reduction should add to our existing cash reserves that, as of September 30, 2011, totaled approximately $15 million.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the nine months ended September 30, 2011 was $275,000.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2011.

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

Results of Operations

As of September 30, 2011, the Property was approximately 94% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

Revenue

Total revenue increased $1.6 million to $6.0 million for the three months ended September 30, 2011, as compared to $4.4 million for the three months ended September 30, 2010. This increase was primarily due to an increase in rental revenue of $1.4 million and an increase in recoverable expenses of $0.2 million.

Expenses

Total expenses increased by approximately $1.2 million to $4.8 million for the three months ended September 30, 2011, as compared to $3.6 million for the three months ended September 30, 2010. The increase is predominantly a result of an increase in real estate taxes of $0.5 million, an increase in interest expense of $0.3 million, an increase in operating expenses of $0.2 million and an increase in depreciation and amortization of $0.2 million.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Revenue

Total revenue increased $2.4 million to $17.1 million for the nine months ended September 30, 2011, as compared to $14.7 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in rental revenue of $2.5 million and an increase in termination fees of $0.6 million, offset by a decrease in recoverable expenses of $0.7 million.

Expenses

Total expenses increased by approximately $0.4 million to $13.2 million for the nine months ended September 30, 2011, as compared to $12.8 million for the nine months ended September 30, 2010. The increase is predominantly as a result of an increase in interest expense of $0.3 million and an increase in operating expenses of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $19.8 million at September 30, 2011 and $19.6 million at December 31, 2010. The $0.2 million increase for the nine months ended September 30, 2011 is primarily attributable to $0.6 million provided by operating activities and $29.0 million provided by financing activities, which was offset by $29.4 million used for investing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $0.6 million for the nine months ended September 30, 2011 was primarily attributable to a net income of approximately $3.9 million and the add-back of $4.7 million of non-cash activities which was offset by uses arising from other current accounts of $7.6 million and payments of deferred leasing costs of $0.4 million.

Investing Activities

The cash used for investing activities of approximately $29.4 million for the nine months ended September 30, 2011 was attributable to the purchase of real estate assets of $2.4 million and the purchase of restricted investment – held to maturity of $27.0 million associated with the loan payable.

Financing Activities

Cash provided by financing activities of $29.0 million for the nine months ended September 30, 2011 was primarily attributable to the proceeds from loan payable of $35.0 million, which is partially offset by distributions paid to shareholders of $5.7 million and deferred financing costs of $0.3 million.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders. As of September 30, 2011, we had approximately $9.0 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the nine months ended September 30, 2011 was $275,000.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2011.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2011 and 2010, management fees paid were $80,000 and $77,000, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: November 10, 2011	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 10, 2011	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165).

10.2	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165).

10.3	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165).

10.4	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165).

10.5	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165).

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

EXHIBIT INDEX CONTINUED

Exhibit No.	Description

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.
18