Form 10-K
period 2011-12-31
FSP 303 East Wacker Drive Corp.
filed 2012-03-09
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

As of June 30, 2011 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 29, 2012.

Documents incorporated by reference: None.

Item 1.    Business

History

Our company, FSP 303 East Wacker Drive Corp., which individually or together with its subsidiary, we refer to as the “Company”, “we” or “our”, is a Delaware corporation formed to purchase, own and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property. The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest. Although Franklin Street has sponsored the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company. Please see Part “III, Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

The Property underwent a re-measurement of space in 2002. This re-measurement concluded that the rentable space in the Property could be increased from approximately 838,943 square feet to approximately 859,187 square feet. This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property and at this time, lease statistics are based on 844,953 square feet. Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so. However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are mostly based upon the previous 838,943 square foot measurement. Accordingly, principally all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of the respective lease documents, which generally are based on the 844,953 square foot measurement instead of the 859,187 square foot number.

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

The Property was approximately 94% leased as of December 31, 2011 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2011, 32 tenants were leasing space at the Property. The Property’s largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 31%) of the Property’s rentable space through August 2012. Groupon, Inc., or Groupon, leases 226,041 square feet (approximately 27%) of the Property’s rentable space through July 2012. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

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

Hines Interests Limited Partnership provides the Company with day-to-day property management, construction management and leasing services relating to the operation of the Property. Hines Interests Limited Partnership is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Hines Interests Limited Partnership requires the Company to pay Hines Interests Limited Partnership a monthly fee equal to two and one-half percent (2.5%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Hines Interests Limited Partnership operates on a month-to-month basis and may be terminated for cause.

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

Permanent Mortgage Loan

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2011, the Company had not requested that the Lender advance any of the proceeds of the Loan.  Interest expense from the Loan for the years ended December 31, 2011 and 2010 were $698,000 and $0, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2011.

Fees paid associated with the Loan were $304,000 and are being amortized on a straight-line basis over the term of the Loan. Amortization expense of $12,000 is included in interest expense in the Company’s Statement of Operations for the year ended December 31, 2011.

Revolving Line of Credit

Subject to any required lender approvals, the Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $66,800,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of February 29, 2012, the Company had neither sought nor obtained a revolving line of credit.

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

Employees

We had no employees as of December 31, 2011.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm. Such reports, proxy and information statements, if any, and other information about issuers that file electronically with the SEC may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A.    Risk Factors

Not applicable.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Set forth below is information regarding the Property as of December 31, 2011:

						Annual Rent Revenue
	Date of	Approx.	Percent	Number		For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Name of Major Tenants	December 31, 2011

303 East Wacker Drive	1/5/2007	859,187	94%	32	KPMG LLP	$8,107,000
Chicago, Illinois 60601					Groupon Inc	$4,359,000
					AECOM USA	$3,712,000

The average effective annual rent per leased square foot for the years ended December 31, 2011 and 2010 was $18.03 and $16.15, respectively. We believe that the increase is largely attributable to the additional space at the Property occupied by Groupon during 2011 and the fact that Groupon has a full service gross rent lease. In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses. In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

We acquired the Property on January 5, 2007 through a limited liability company, all of whose equity interest is owned, directly or indirectly, by the Company. In the opinion of our management, the Property is adequately covered by insurance. The Property is currently encumbered by the Loan.

The Property was completed in 1979 and is a twenty-eight story multi-tenant office tower located in downtown Chicago, Illinois containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage.

The Property underwent a re-measurement of space in 2002. This re-measurement concluded that the rentable space in the Property could be increased to approximately 859,187 square feet. This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property and at this time, lease statistics are based on 844,953 square feet. Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so. However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are predominately based upon the previous 838,943 square foot measurement. Accordingly, all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of the respective lease documents, which generally are based on the 844,953 square foot measurement instead of the 859,187 square foot number.

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration (1)	Expiration

2012	8	503,314	10,223,728	61.38%
2013	5	10,245	190,270	1.14%
2014	3	105,287	2,145,273	12.88%
2015	4	36,426	816,854	4.90%
2016	4	51,226	1,096,904	6.59%
2017	3	17,075	302,101	1.81%
2018	3	16,308	318,392	1.91%
2019	1	1,175	23,478	0.14%
2020	1	9,488	256,176	1.54%
2021	1	7,174	129,132	0.78%
2022	1	29,257	1,153,755	6.93%

Total	34	786,975	$16,656,063	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2011.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 94% leased as of December 31, 2011 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2011, 32 tenants were leasing space at the Property. The Property’s largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 31%) of the Property’s rentable space through August 2012. Groupon, Inc., or Groupon, leases 226,041 square feet (approximately 27%) of the Property’s rentable space through July 2012. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

Leases

In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses. In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

KPMG LLP

KPMG is currently the largest tenant of the Property and leases eight full floors containing an aggregate of 259,090 net rentable square feet, which amount translates into approximately 31% of the building. The lease commenced in August 1997 with a fifteen-year term that expires on August 31, 2012. On February 16, 2009, KPMG notified the Company that it will be relocating to a different property location following the expiration of its lease on August 31, 2012.  Management has been planning for this vacancy since it received notice and, with approximately 6 months remaining on KPMG’s lease, will continue to aggressively work with its local leasing team to find a replacement tenant (or tenants).

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

Groupon Inc.

Groupon is currently the second largest tenant of the Property and leases five full floors and portions of two floors containing an aggregate of 226,041 net rentable square feet pursuant to a license agreement, which translates into approximately 27% of the building. The license commenced in November 2010, expires on July 31, 2012 and does not include renewal, expansion or other options.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 29, 2012, Franklin Street was the sole holder of record of the Common Stock and there were 821 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions have been or will be declared on the Common Stock.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2010	$2,234,310
June 30, 2010	2,203,370
September 30, 2010	2,019,940
December 31, 2010	2,019,940

March 31, 2011	$2,298,400
June 30, 2011	1,500,590
September 30, 2011	1,898,390
December 31, 2011	1,898,390

The following schedule summarizes tax components of the distributions paid for the year ended December 31:

(in thousands)	2011		2010
	Preferred	%	Preferred	%
Ordinary income	$6,721	88%	$5,172	61%
Return of Capital	875	12%	3,305	39%

Total	$7,596	100%	$8,477	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact that current or future economic factors will have on our business.

Real Estate Operations

The Property was approximately 94% leased as of December 31, 2011 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2011, 32 tenants were leasing space at the Property. The Property’s largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 31%) of the Property’s rentable space through August 2012. Groupon, Inc., or Groupon, leases 226,041 square feet (approximately 27%) of the Property’s rentable space through July 2012. AECOM USA, Inc., or AECOM USA, leases 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. KPMG is one of the largest accounting firms in the world. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

We believe that the office market in Chicago has had a difficult past three years, with many of its office properties experiencing declining occupancies and rental rates. We also believe that tenant improvement and leasing costs have risen during this time; and, consequently, the amount of capital necessary to attract good tenants to sign long-term leases has climbed significantly. For the last three years we have known that the Property’s largest tenant, KPMG, currently leasing about 30% of the Property’s rentable space, will be vacating at the end of August 2012. Management has been informed that Groupon, the Property’s second largest tenant, currently leasing about 27% of the Property rentable space, plans to vacate all of its space at the end of July 2012. If that happens, the Property would be 40% or less leased by the end of August 2012. However, we believe that over the last three to six months demand for Chicago central business district office space has started to improve. More specifically, we believe that demand for larger contiguous blocks of office space from 100,000 to 600,000 square feet, from large credit-worthy tenants interested in longer-term leases, is especially strong, and that the number of Class A office towers in the Chicago central business district having that kind of space available is limited. We believe that the Property can provide those prospective tenants with that kind of space; and, as a consequence, we have seen the amount of new prospective tenant activity in the form of tours and requests for leasing proposals increase dramatically. Management has been providing feedback to a number of potential large users regarding the economics, signage and branding possibilities at the Property. In addition, we believe that we have the capital to fund the estimated tenant improvement costs and leasing commissions necessary to re-lease the expiring KPMG and Groupon space. We have been saving rental cash flow over the last few years by keeping dividend levels lower. As of December 31, 2011, our existing cash reserves totaled approximately $15,500,000. In addition, in August 2011 we secured a $35,000,000 loan from John Hancock Life Insurance Company to be used for just such re-leasing costs.

Management has not been this optimistic about the prospects for leasing the Property’s large upcoming vacancy in some time. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the large upcoming vacancy under favorable terms, the opportunity for increased dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock.

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

During the three months ended December 31, 2011, we believe that vacancy rates decreased slightly and that rental rates were relatively unchanged for buildings in Chicago’s East Loop office market, where the Property is located. These trends may continue, worsen or improve in the future.

Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has implemented a number lobby upgrades.

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

Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In anticipation of these future costs, we believe that it is prudent to keep dividend distributions at lower levels for the balance of 2012 until we have a better idea of the Property’s actual future capital and leasing needs. We expect that distributions for 2012 will reflect the minimum that we believe is required to maintain our qualification as a REIT. We believe that such a reduction should add to our existing cash reserves that, as of December 31, 2011, totaled approximately $15,500,000.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2011, the Company had not requested that the Lender advance any of the proceeds of the Loan. Interest expense from the Loan for the years ended December 31, 2011 and 2010 were $698,000 and $0, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2011.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2011, the Property was approximately 94% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenue

Total revenue increased $4.6 million to $23.2 million for the year ended December 31, 2011, as compared to $18.6 million for the year ended December 31, 2010. This increase was primarily due to an increase in revenue from base rents of $4.0 million and an increase in termination fees of $0.6 million.

Expenses

Total expenses increased approximately $2.8 million to $18.4 million for the year ended December 31, 2011 as compared to $15.6 million for the year ended December 31, 2010. The increase is predominantly due to an increase in real estate taxes of $1.6 million and an increase in interest expense of $0.7 million along with an increase in depreciation and amortization of $0.3 million and an increase operating expenses of $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents were $19.4 million and $19.6 million at December 31, 2011 and 2010, respectively. The $0.2 million decrease is attributable to $35.8 million used for investing activities which was offset by $8.5 million provided by operating activities and $27.1 million provided by financing activities.

As of December 31, 2011, we have a loan, which we refer to as the Loan, outstanding with John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $8.5 million for the year ended December 31, 2011 was primarily attributable to net income of approximately $4.9 million plus non-cash items of $6.4 million consisting primarily of depreciation and was offset by uses arising from other current accounts of $2.4 million and payments of deferred leasing costs of $0.4 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2011 of approximately $35.8 million was attributable to the purchase of real estate assets of $2.8 million and the purchase of restricted investment – held to maturity of $33.0 million associated with the loan payable..

Financing Activities

The cash provided by financing activities of approximately $27.1 million for the year ended December 31, 2011 was primarily attributable to proceeds from loan of $35.0 million, which is partially offset by distributions paid to stockholders of $7.6 million and deferred leasing costs of $0.3 million.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and distributions to equity holders. As of December 31, 2011, we had approximately $7.4 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2011, the Company had not requested that the Lender advance any of the proceeds of the Loan. Interest expense from the Loan for the years ended December 31, 2011 and 2010 were $698,000 and $0, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2011.

Fees paid associated with the Loan were $304,000 and are being amortized on a straight-line basis over the term of the Loan. Amortization expense of $12,000 is included in interest expense in the Company’s Statement of Operations for the year ended December 31, 2011.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2011 and 2010, management fees paid were $112,000 and $101,000, respectively.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2011 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2012	$11,909
2013	5,790
2014	5,322
2015	3,225
2016	2,646
Thereafter	7,905

$36,797

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 29, 2012 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 63, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 56, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 64, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 40, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal. Each of the above persons has been associated with us in the positions described above since our inception in 2006. Each of them is an employee of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

Each of our directors also serve as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 50 South Tenth Street Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors, each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2011 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 29, 2012 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 4 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	.50	.02%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 4 persons)	.50	.02%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the executive officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

George J. Carter, Barbara J. Fournier, Janet P. Notopoulos and Jeffrey B. Carter, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for Jeffrey B. Carter, are directors of Franklin Street. Jeffrey B. Carter is George J. Carter’s son. None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property.  The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2011 and 2010, management fees paid were $112,000 and $101,000, respectively.

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

Fee Category	2011	2010
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)
Tax Fees (3)	5,250	5,250
All Other Fees (4)
Total Fees	$69,300	$69,300

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
22

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2011 and 2010.
(4)	The Company was not billed by its independent registered public accounting firm in 2011 or 2010 for any other fees.

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
24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 9, 2012 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By: /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 9, 2012

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 9, 2012
/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.1	Office Lease, dated August 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as amended by that certain First Amendment, dated December 4, 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as further amended by that certain Second Amendment to Lease, dated December 4, 1997, between Metropolitan Life Insurance Company and KPMG Peat Marwick LLP, as further amended by that certain Third Amendment to Lease, dated March 4, 2004, between 303 Wacker Realty L.L.C. and KPMG LLP, as further amended by that certain Fourth Amendment to Lease, dated January 8, 2009, between FSP 303 East Wacker Drive LLC and KPMG LLP, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.2	Office Lease, dated January 1, 1996, between Metropolitan Life Insurance Company and Consoer Townsend Environdyne Engineers, Inc., as amended by that certain First Amendment to Lease, dated October 1, 1999, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Second Amendment to Lease, dated January 22, 2001, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Third Amendment to Lease, dated March 1, 2004, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.3	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.4	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.5	License Agreement, dated November 24, 2010 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as amended by First Amendment to License Agreement dated January 7, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as further amended by Second Amendment to License Agreement dated February 15, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as further amended by Third Amendment to License Agreement dated May 23, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on May 25, 2011 (File No. 000-53165)

10.6	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.7	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.8	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.9	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.10	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.
27

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP 303 East Wacker Drive Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 303 East Wacker Drive Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Needham, Massachusetts

March 9, 2012

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2011	2010

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	135,943	133,609
Furniture and equipment	594	161
	162,737	159,970

Less accumulated depreciation	18,541	14,451

Real estate investments, net	144,196	145,519

Acquired real estate leases, net of accumulated amortization of $6,020 and $4,837, respectively	2,230	3,435
Acquired favorable real estate leases, net of accumulated amortization of $3,309 and $2,647, respectively	1,884	2,546
Cash and cash equivalents	19,384	19,585
Restricted cash	2,017	-
Restricted investment	32,993	-
Tenant rent and other receivables, less allowance for doubtful accounts of $60 and $84, respectively	409	63
Step rent receivable	2,410	2,409
Deferred leasing costs, net of accumulated amortization of $745 and $428, respectively	1,182	1,252
Deferred financing costs, net of accumulated amortization of $12 and $0, respectively	292	-
Prepaid expenses and other assets	145	73

Total assets	$207,142	$174,882

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$7,372	$7,639
Tenant security deposits	589	343
Loan payable	35,000	-
Acquired unfavorable real estate leases, net of accumulated amortization of $84 and $70, respectively	78	95

Total liabilities	43,039	8,077

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(33,059)	(30,357)

Total Stockholders’ Equity	164,103	166,805

Total Liabilities and Stockholders’ Equity	$207,142	$174,882

 See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2011	2010

Revenues:
Rental	$23,236	$18,597

Total revenue	23,236	18,597

Expenses:

Rental operating expenses	6,443	6,267
Real estate taxes and insurance	5,477	3,850
Depreciation and amortization	5,754	5,501
Interest expense	710	-

Total expenses	18,384	15,618

Net income before interest income	4,852	2,979

Interest income	42	53

Net income attributable to preferred stockholders	$4,894	$3,032

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net income per preferred share, basic and diluted	$2,214	$1,372

 See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2011

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2010	$-	$-	$197,162	$(24,912)	$172,250

Distributions - preferred stockholders
or $3,836 per preferred share	-	-	-	(8,477)	(8,477)

Net income	-	-	-	3,032	3,032
Balance, December 31, 2010	-	-	197,162	(30,357)	166,805

Distributions - preferred stockholders
or $3,437 per preferred share	-	-	-	(7,596)	(7,596)

Net income	-	-	-	4,894	4,894
Balance, December 31, 2011	$-	$-	$197,162	$(33,059)	$164,103

 See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$4,894	$3,032
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,766	5,501
Amortization of favorable real estate leases	662	741
Amortization of unfavorable real estate leases	(17)	(187)
Increase (decrease) in bad debt reserve	(24)	84
Changes in operating assets and liabilities:
Restricted cash	(2,017)	-
Tenant rent receivable	(322)	40
Step rent receivable	(1)	(75)
Prepaid expenses and other assets	(72)	80
Accounts payable and accrued expenses	(236)	(496)
Tenant security deposits	246	(9)
Payment of deferred leasing costs	(389)	(624)

Net cash provided by operating activities	8,490	8,087

Cash flows from investing activities:
Purchase of real estate assets	(2,798)	(1,029)
Restricted investment	(32,993)	-

Net cash used for investing activities	(35,791)	(1,029)

Cash flows from financing activities:
Distributions to stockholders	(7,596)	(8,477)
Proceeds from loan payable	35,000	-
Deferred financing costs	(304)	-

Net cash provided by (used for) financing activities	27,100	(8,477)

Net decrease in cash and cash equivalents	(201)	(1,419)

Cash and cash equivalents, beginning of year	19,585	21,004

Cash and cash equivalents, end of year	$19,384	$19,585

Supplemental disclosure of cash flow information:

Cash paid for interest	$557	$-

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$85	$116

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2011 and 2010, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $4,090,000 and $3,852,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases costs represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $1,205,000 and $1,402,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000. Detail of the acquired real estate leases is as follows:

(in thousands)	December 31,
	2011	2010
Cost	$8,250	$8,272
Accumulated amortization	(6,020)	(4,837)
Book value	$2,230	$3,435

The estimated annual amortization expense for the five years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$ 996
2013	$ 581
2014	$ 449
2015	$ 132
2016	$ 72

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $662,000 and $741,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000. Detail of the acquired favorable real estate leases is as follows:

(in thousands)	December 31,
	2011	2010
Cost	$5,193	$5,193
Accumulated amortization	(3,309)	(2,647)
Book value	$1,884	$2,546

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the five years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$ 637
2013	$ 587
2014	$ 478
2015	$ 123
2016	$ 59

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $17,000 and $187,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000. Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2011	2010
Cost	$162	$165
Accumulated amortization	(84)	(70)
Book value	$78	$95

The estimated annual amortization for the five years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$ 17
2013	$ 17
2014	$ 17
2015	$ 16
2016	$ 11

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. At December 31, 2011, the Company has approximately $15,500,000 in reserves from funded reserves set aside and savings by lowering dividends, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

RESTRICTED CASH AND INVESTMENT

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of December 31, 2011, the Company held various certificates of deposit with an original maturity of five to seven months at a total carrying value of $18,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on August 23, 2012 with the value of $14,993,000. The Company believes the aggregate fair value is approximately the same as its carrying value.

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

For the years ended December 31, 2011 and 2010, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2011 and 2010:

	2011	2010
KPMG LLP	24.5%	35.1%
AECOM USA, Inc.	12.6%	17.9%
Groupon Inc	38.4%	11.5%

Groupon Inc and KPMG LLP leases will expire in July and August, 2012, respectively.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, restricted investment, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $2,410,000 and $2,409,000 at December 31, 2011 and 2010, respectively.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that an allowance of $60,000 and $84,000 as of December 31, 2011 and 2010, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $459,000 and $247,000 for the years ended December 31, 2011 and 2010, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2011	2010
Income from leases	$14,072	$10,073
Straight-line rent adjustment	1	32
Reimbursable expenses and parking	9,174	9,026
Termination fees	634	20
Amortization of favorable leases	(662)	(741)
Amortization of unfavorable leases	17	187

Total	$23,236	$18,597

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2011 and 2010. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There is also an established fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheet at fair value are categorized based on the inputs to the valuation techniques as follows:

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

FAIR VALUE MEASUREMENTS (continued)

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. These inputs were considered and applied to the Company’s restricted investment, and Level 1 inputs were used to value the investment.

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

At December 31, 2011, the Company’s net tax basis of its real estate assets was $162,093,000.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

3.    Income Taxes (continued)

The following schedule reconciles net income to taxable income subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2011	2010

Net income	$4,894	$3,032

Adjustments: Book depreciation and amortization	5,766	5,501
Amortization of favorable real estate leases	662	741
Deferred rent	(97)	99
Other adjustment	(24)	84
Tax depreciation and amortization	(4,505)	(4,176)
Amortization of unfavorable real estate leases	(17)	(187)
Straight-line rent adjustment	(53)	(32)
Taxable income	$6,626	$5,062

The following schedule summarizes the tax components of the distributions paid for the years ended December 31:

(in thousands)	2011		2010
	Preferred	%	Preferred	%
Ordinary income	$6,721	88%	$5,172	61%
Return of Capital	875	12%	3,305	39%

Total	$7,596	100%	$8,477	100%

4.    Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2011, the Company had not requested that the Lender advance any of the proceeds of the Loan. Interest expense from the Loan for the years ended December 31, 2011 and 2010 were $698,000 and $0, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2011.

Fees paid associated with the Loan were $304,000 and are being amortized on a straight-line basis over the term of the Loan. Amortization expense of $12,000 is included in interest expense in the Company’s Statement of Operations for the year ended December 31, 2011.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

5.    Capital Stock

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

6.     Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (0.5%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2011 and 2010, management fees paid were $112,000 and $101,000, respectively.

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

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

7.    Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2012	$ 11,909
	2013	5,790
	2014	5,322
	2015	3,225
	2016	2,646
	Thereafter	7,905

		$ 36,797

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

8.    Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2011 and 2010, the Company owned and operated the Property in that one segment.

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2011	2010

Accrued property tax	$5,108	$4,849
Deferred rental income	889	657
Accrued capital expenditures	16	10
Accounts payable and other accrued expenses	579	1,488
Due to tenant - real estate taxes	711	529
Due to tenant - tenant improvements	69	106

Total	$7,372	$7,639

10.    Subsequent Event

On January 26, 2012, the Board of Directors of the Company declared a cash distribution of $859 per preferred share, payable on or about February 29, 2012 to stockholders of record on February 9, 2012.

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
	(in thousands)
303 East Wacker, Chicago, Illinois	$35,000	$26,200	$128,502	$8,035	$26,200	$136,537	$162,737	$18,541	$144,196	5- 39	2007

(1)	The aggregate cost for Federal Income Tax purposes is $181,382.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2011	2010

Real estate investments, at cost:
Balance, beginning of year	$159,970	$159,155
Improvements	2,767	815

Balance, end of year	$162,737	$159,970

Accumulated depreciation:
Balance, beginning of year	$14,451	$10,599
Depreciation	4,090	3,852

Balance, end of year	$18,541	$14,451

