Form 10-Q
period 2012-06-30
FSP 303 East Wacker Drive Corp.
filed 2012-08-14
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 000-53165

FSP 303 East Wacker Drive Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of July 31, 2012.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

June 30, 2012

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Mine Safety Disclosures	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2012	2011

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	135,962	135,943
Furniture and equipment	591	594
	162,753	162,737
Less accumulated depreciation	20,682	18,541

Real estate investments, net	142,071	144,196
Acquired real estate leases, net of accumulated amortization of $6,622 and $6,020, respectively	1,628	2,230
Acquired favorable real estate leases, net of accumulated amortization of $3,640 and $3,309, respectively	1,553	1,884
Cash and cash equivalents	19,456	19,384
Restricted cash	4,009	2,017
Restricted investment	29,998	32,993
Tenant rent receivable, less allowance for doubtful accounts of $76 and $60, respectively	210	409
Step rent receivable	2,175	2,410
Deferred leasing costs, net of accumulated amortization of $676 and $745, respectively	2,595	1,182
Deferred financing costs, net of accumulated amortization of $27 and $12, respectively	277	292
Prepaid expenses and other assets	135	145

Total assets	$204,107	$207,142

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,948	$7,372
Tenant security deposits	566	589
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $91 and $84, respectively	71	78

Total liabilities	41,585	43,039

Commitments and Contingencies	-	-

Stockholders’ Equity:

Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(34,640)	(33,059)

Total Stockholders’ Equity	162,522	164,103

Total Liabilities and Stockholders’ Equity	$204,107	$207,142

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011

Revenues:
Rental	$5,803	$6,028	$11,774	$11,121

Total revenue	5,803	6,028	11,774	11,121

Expenses:

Rental operating expenses	1,613	1,506	3,358	3,023
Real estate taxes and insurance	1,106	1,338	2,392	2,676
Depreciation and amortization	1,470	1,421	3,002	2,785
Interest expense	429	-	860	-

Total expenses	4,618	4,265	9,612	8,484

Income before interest income	1,185	1,763	2,162	2,637

Interest income	27	5	54	9

Net income attributable to preferred stockholders	$1,212	$1,768	$2,216	$2,646

Weighted average number of preferred shares outstanding, basic and diluted	2,210	2,210	2,210	2,210

Net income per preferred share, basic and diluted	$548	$800	$1,003	$1,197

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,216	$2,646
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,017	2,785
Amortization of favorable real estate leases	331	331
Amortization of unfavorable real estate leases	(7)	(9)
Increase (decrease) in bad debt reserve	16	(17)
Changes in operating assets and liabilities:
Restricted cash	(1,992)	-
Tenant rent receivable	183	(636)
Step rent receivable	235	(190)
Prepaid expenses and other assets	10	(804)
Accounts payable and accrued expenses	(1,413)	(326)
Tenant security deposits	(23)	-
Payment of deferred leasing costs	(1,672)	(371)

Net cash provided by operating activities	901	3,409

Cash flows from investing activities:
Purchase of real estate assets	(27)	(1,998)
Proceeds from restricted investment	2,995	-

Net cash provided by (used for) investing activities	2,968	(1,998)

Cash flows from financing activities:
Distributions to stockholders	(3,797)	(3,799)

Net cash used for financing activities	(3,797)	(3,799)

Net decrease in cash and cash equivalents	72	(2,388)

Cash and cash equivalents, beginning of period	19,384	19,585

Cash and cash equivalents, end of period	$19,456	$17,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$845	$-

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$74	$199

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments

Organization

FSP 303 East Wacker Drive Corp. (the “Company”) was organized on December 13, 2006 as a corporation under the laws of the State of Delaware to purchase, own, and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois (the “Property”). The Company acquired the Property and commenced operations on January 5, 2007. Franklin Street Properties Corp. (“Franklin Street”) (NYSE MKT: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”). Between February 2007 and December 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2012 and December 31, 2011, no impairment charges were recorded.

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

Restricted Cash and Investment

The proceeds of the loan payable are required to be held in a restricted reserve account or accounts. As of June 30, 2012, the amount held in restricted cash account was approximately $4,009,000. Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of June 30, 2012, the Company held various certificates of deposit with an original maturity of four to five months at a total carrying value of $15,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on August 23, 2012 with the value of $14,995,000. The Company believes the aggregate fair value is approximately the same as its carrying value.

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

3.      Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the six months ended June 30, 2012 was $845,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of June 30, 2012.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the six months ended June 30, 2012 is $15,000 and is included in the interest expense in the Company’s Consolidated Statements of Operations.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.      Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2012 and 2011 management fees paid were approximately $60,000 and $49,000, respectively.

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

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2012 and 2011.

6.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

7.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2012	$859	$1,898,390
Second quarter of 2012	$859	$1,898,390

First quarter of 2011	$1,040	$2,298,400
Second quarter of 2011	$679	$1,500,590

8.      Subsequent Event

The Company’s board of directors declared a cash distribution of $859 per preferred share on July 26, 2012 to the holders of record of the Preferred Stock on August 10, 2012, payable on August 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about governmental fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

Our company, FSP 303 East Wacker Drive Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, and operate a twenty-eight story multi-tenant office tower containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, uncertainty about governmental fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact that current or future economic factors will have on our business.

Real Estate Operations

The Property was approximately 94% leased as of June 30, 2012 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of June 30, 2012, 32 tenants were leasing space at the Property. The Property’s largest tenant is KPMG LLP, or KPMG, which leases 259,090 square feet (approximately 30%) of the Property’s rentable space through August 2012. KPMG is one of the largest accounting firms in the world. As previously reported, KPMG will vacate all of its space at lease expiration.

Groupon, Inc., or Groupon, leased 226,041 square feet (approximately 26%) of the Property’s rentable space through July 2012. Groupon is an internet-based company that features daily bargains on local goods, services and cultural events in more than 300 markets and 35 countries. As of July 31, 2012, Groupon relocated most of its employees to its headquarters facility north of the Loop, but decided to keep a foothold in the building and agreed to a one-year lease extension for approximately 52,553 rentable square feet (approximately 6%) of the Property’s rentable square feet.

AECOM USA, Inc., or AECOM USA, (‘AECOM”) leased 104,086 square feet (approximately 12%) of the Property’s rentable space through September 2014. During the quarter, AECOM signed a lease extension and downsizing commencing in 2014 and expiring in 2024 covering two floors or approximately 58,424 rentable square feet. (approximately 7%) of the Property’s rentable square feet. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

During the second quarter, management signed a lease with a new tenant, Kelly Scott & Madison (“KSM”) for a full floor or approximately 29,852 rentable square feet. KSM, a marketing and media management company agreed to a 15 year commitment that will commence in 2013 and expire in 2027.

We believe that the office market in Chicago has had a difficult past three to four years, with many office properties experiencing declining occupancies and rental rates. We also believe that tenant improvement and leasing costs have risen during this time; and, consequently, the amount of capital necessary to attract good tenants to sign long-term leases has climbed significantly. For the last three years we have known that the Property’s largest tenant, KPMG, currently leasing about 30% of the Property’s rentable space, would be vacating at the end of August 2012. In addition, for several months we have known that Groupon, the Property’s second largest tenant, currently leasing about 26% of the Property rentable space, might vacate all or part of its space at the end of July 2012. Although the Property will likely be approximately 40% to 50% leased at the conclusion of the third quarter, management is encouraged by the healthy activity in the market and positive feedback from prospective tenants regarding the first impression, overall appearance and condition of the Property. In addition, we believe that we have the capital to fund the estimated tenant improvement costs and leasing commissions necessary to re-lease the vacant space. We have been saving rental cash flow over the last few years by keeping dividend levels lower than in prior periods. As of June 30, 2012, our existing cash reserves totaled approximately $17,000,000. In addition, in August 2011 we secured a $35,000,000 loan from John Hancock Life Insurance Company to be used for just such re-leasing costs.

Management remains optimistic about the prospects for leasing the Property’s large upcoming vacancy. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the large upcoming vacancy under favorable terms, the opportunity for increased dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock.

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

During the three months ended June 30, 2012, we believe that vacancy rates increased slightly and that rental rates were stable for buildings in Chicago’s East Loop office market, where the Property is located. These trends may continue, worsen or improve in the future.

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

Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In anticipation of these future costs, we believe that it is prudent to keep dividend distributions at lower levels for the balance of 2012 until we have a better idea of the Property’s actual future capital and leasing needs. We believe that such a reduction should add to our existing cash reserves that, as of June 30, 2012, totaled approximately $17,000,000.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of June 30, 2012, we had made Lender advance requests of $1,022,420 from the proceeds of the Loan. Interest expense from the Loan for the six months ended June 30, 2012 was $845,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of June 30, 2012.

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

Results of Operations

As of June 30, 2012, the Property was approximately 94% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Revenue

Total revenue decreased by approximately $0.2 million to $5.8 million for the three months ended June 30, 2012, as compared to $6.0 million for the three months ended June 30, 2011. This decrease was primarily due to a decrease in termination fees of $0.6 million, and a decrease in recoverable income of $0.5 million, which was offset by an increase in rental revenue of $0.8 million.

Expenses

Total expenses increased by approximately $0.3 million to $4.6 million for the three months ended June 30, 2012, as compared to $4.3 million for the three months ended June 30, 2011. The increase is predominantly a result of an increase in interest expense of $0.4 million and an increase in operating expenses of $0.1 million, which was offset by a decrease in real estate taxes of $0.2 million.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Revenue

Total revenue increased by approximately $0.7 million to $11.8 million for the six months ended June 30, 2012, as compared to $11.1 million for the six months ended June 30, 2011. This increase was primarily due to an increase in rental revenue of $1.3 million which was offset by a decrease in termination fees of $0.6 million.

Expenses

Total expenses increased by approximately $1.1 million to $9.6 million for the six months ended June 30, 2012, as compared to $8.5 million for the six months ended June 30, 2011. The increase is predominantly due to an increase in interest expense of $0.9 million, an increase in operating expenses of $0.3 million and an increase in depreciation and amortization of $0.2 million, which was offset by a decrease in real estate taxes and insurance of $0.3 million.

Liquidity and Capital Resources

Cash and cash equivalents were $19.5 million at June 30, 2012 and $19.4 million at December 31, 2011. The $0.1 million increase for the six months ended June 30, 2012 is primarily attributable to $0.9 million provided by operating activities and $3.0 million provided by investing activities, which was offset by $3.8 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $0.9 million for the six months ended June 30, 2012 was primarily attributable to a net income of approximately $2.2 million and the add-back of $3.4 million of non-cash activities which was offset by uses arising from other current accounts of $3.0 million and payments of deferred leasing cost of $1.7 million.

Investing Activities

The cash provided by investing activities of approximately $3.0 million for the six months ended June 30, 2012 was attributable to the proceeds of the restricted investment.

Financing Activities

Cash used for financing activities of $3.8 million for the six months ended June 30, 2012 was attributable to the distributions paid to shareholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders. As of June 30, 2012, we had approximately $5.9 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the six months ended June 30, 2012 was $845,000.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of June 30, 2012.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2012 and 2011, management fees paid were approximately $60,000 and $49,000, respectively.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

On August 14, 2012, we entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street Properties Corp., which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests.

FSP Investments LLC’s services under the FSPI Agreement include (i) processing changes of address, (ii) processing the payment of dividends and changes in dividend payment information, (iii) the distribution of Forms 1099, (iv) the distribution of tax basis information, (v) the distribution of REIT demand letters, (vi) the distribution of quarterly and special communications regarding dividend and/or property updates, (vii) the distribution and/or internet posting of audited financial statements, (viii) responding to requests for information about us and (ix) the provision of such other investor services that are customary and reasonable under the circumstances.

We have agreed to pay FSP Investments LLC a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement.

Item 6.      Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: August 14, 2012	/s/ George J. Carter	President
	George J. Carter	(Principal Executive Officer)

Date: August 14, 2012	/s/ Barbara J. Fournier	Chief Operating Officer
	Barbara J. Fournier	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC.

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

