Form 10-Q
period 2012-09-30
FSP 303 East Wacker Drive Corp.
filed 2012-11-14
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 000-53165

FSP 303 East Wacker Drive Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 31, 2012.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

September 30, 2012

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Mine Safety Disclosures	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2012	2011

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	136,015	135,943
Furniture and equipment	591	594
	162,806	162,737

Less accumulated depreciation	21,688	18,541

Real estate investments, net	141,118	144,196

Acquired real estate leases, net of accumulated amortization of $3,342 and $6,020, respectively	1,379	2,230
Acquired favorable real estate leases, net of accumulated amortization of $3,377 and $3,309, respectively	1,394	1,884
Cash and cash equivalents	18,840	19,384
Restricted cash	6,252	2,017
Restricted investments	26,992	32,993
Tenant rent receivable, less allowance for doubtful accounts of $84 and $60, respectively	200	409
Step rent receivable	2,127	2,410
Deferred leasing costs, net of accumulated amortization of $516 and $745, respectively	2,462	1,182
Deferred financing costs, net of accumulated amortization of $35 and $12, respectively	269	292
Prepaid expenses and other assets	94	145

Total assets	$201,127	$207,142

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$4,431	$7,372
Tenant security deposits	566	589
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $97 and $84, respectively	65	78

Total liabilities	40,062	43,039

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011, aggregate liquidation preference $221,000	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(36,097)	(33,059)

Total Stockholders’ Equity	161,065	164,103

Total Liabilities and Stockholders’ Equity	$201,127	$207,142

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011

Revenues:
Rental	$4,651	$6,020	$16,425	$17,141

Total revenue	4,651	6,020	16,425	17,141

Expenses:

Rental operating expenses	1,499	1,697	4,857	4,720
Real estate taxes and insurance	963	1,300	3,355	3,976
Depreciation and amortization	1,338	1,482	4,340	4,267
Interest expense	431	280	1,291	280

Total expenses	4,231	4,759	13,843	13,243

Income before interest income	420	1,261	2,582	3,898

Interest income	21	10	75	19

Net income attributable to preferred stockholders	$441	$1,271	$2,657	$3,917

Weighted average number of preferred shares outstanding, basic and diluted	2,210	2,210	2,210	2,210

Net income per preferred share, basic and diluted	$200	$575	$1,202	$1,772

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,657	$3,917
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	4,363	4,272
Amortization of favorable real estate leases	490	496
Amortization of unfavorable real estate leases	(13)	(13)
Increase (decrease) in bad debt reserve	24	(17)
Changes in operating assets and liabilities:
Restricted cash	(4,235)	(8,011)
Tenant rent receivable	185	(505)
Step rent receivable	283	(110)
Prepaid expenses and other assets	51	(24)
Accounts payable and accrued expenses	(2,984)	766
Tenant security deposits	(23)	247
Payment of deferred leasing costs	(1,622)	(371)

Net cash provided by (used for) operating activities	(824)	647

Cash flows from investing activities:
Purchase of real estate assets	(26)	(2,416)
Redemptions (purchases) of restricted investments	6,001	(26,990)

Net cash provided by (used for) investing activities	5,975	(29,406)

Cash flows from financing activities:
Distributions to stockholders	(5,695)	(5,697)
Proceeds from loan payable	-	35,000
Payment of deferred financing costs	-	(292)

Net cash provided by (used for) financing activities	(5,695)	29,011

Net increase (decrease) in cash and cash equivalents	(544)	252

Cash and cash equivalents, beginning of period	19,384	19,585

Cash and cash equivalents, end of period	$18,840	$19,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,268	$134

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$128	$205

Disclosure of non-cash financing activities:
Accrued deferred financing costs	$-	$12

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Restricted Cash / Investments

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2012 and December 31, 2011, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Restricted Cash / Investments (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Restricted Cash and Restricted Investment

The proceeds of the loan payable are required to be held in a restricted reserve account or accounts. As of September 30, 2012, the amount held in restricted cash account was approximately $6,252,000. Restricted investments under the loan payable consist of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturities. As of September 30, 2012, the Company held various certificates of deposit with original maturities of three to five months at a total carrying value of $12,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on March 7, 2013 with the value of $14,992,000. The Company believes the aggregate fair value of the restricted investments is approximately the same as its carrying value.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2009 and thereafter.

3.      Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the nine months ended September 30, 2012 and 2011 was $1,268,000 and $275,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of September 30, 2012 and December 31, 2011.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the nine months ended September 30, 2012 and 2011 is $23,000 and $5,000, respectively, and is included in the interest expense in the Company’s Consolidated Statements of Operations.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.      Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2012 and 2011, management fees paid were approximately $83,000 and $80,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2012 and 2011, investor services fees paid were approximately $1,000 and $0, respectively.

Ownership of Preferred Stock and Common Stock

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

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2012 and 2011.

6.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2012	$859	$1,898,390
Second quarter of 2012	$859	$1,898,390
Third quarter of 2012	$859	$1,898,390

First quarter of 2011	$1,040	$2,298,400
Second quarter of 2011	$679	$1,500,590
Third quarter of 2011	$859	$1,898,390

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about government fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, which directly affects the demand for office space, our primary income producing asset. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, uncertainty about government fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact that current or future economic factors will have on our business.

Real Estate Operations

The Property was approximately 45% leased as of September 30, 2012 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of September 30, 2012, 32 tenants were leasing space at the Property. The Property’s largest tenant is AECOM USA, Inc., or AECOM USA, (“AECOM”) leased 104,086 square feet (approximately 12%) of the Property’s rentable space through August 31, 2013. AECOM signed a lease extension and downsizing commencing in 2014 and expiring in 2024 covering two floors or approximately 58,424 rentable square feet. (approximately 7%) of the Property’s rentable square feet. AECOM USA is a wholly-owned subsidiary of AECOM Technology Corporation, a provider of professional, technical and management support services (NYSE: ACM), which has guaranteed AECOM USA’s obligations under the lease.

During the second quarter, management signed a lease with a new tenant, Kelly Scott & Madison (“KSM”) for a full floor or approximately 29,852 rentable square feet. KSM, a marketing and media management company agreed to a 15 year commitment that will commence in 2013 and expire in 2027. As of July 31, 2012, Groupon, Inc.’s (“Groupon”) lease for approximately 226,041 rentable square feet expired. However, during the third quarter, Groupon did decide to keep a foothold at the Property and agreed to terms for a one-year extension covering approximately 52,553 rentable square feet. Subsequent to the third quarter, management signed a lease with Maximus, Inc. (“Maximus”) for approximately 52,281 rentable square feet. Maximus is a health and human services administrator for governments. The lease with Maximus increased occupancy at the Property to approximately 51% as of the end of October 2012. Management is also working diligently with its local leasing team on several other leases with prospective tenants that could increase occupancy at the Property to over 55% prior to year end.

Although management is very encouraged by increasing tour activity at the Property by potential tenants, management believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with high vacancy rates and negative net absorption for calendar year 2012. We believe that the office market in Chicago, and the East Loop in particular, has had difficulty stabilizing during the past four years, with many of its office properties losing anchor tenants and experiencing declining occupancies. We also believe that tenant improvement and leasing costs have risen during this time; and, consequently, the amount of capital necessary to attract good tenants to sign long-term leases has climbed significantly. Although the Property is approximately 45% leased at the conclusion of the third quarter, management continues to be encouraged by the healthy activity in the market and positive feedback from prospective tenants regarding the first impression, overall appearance and condition of the Property. In addition, we believe that we have the capital to fund the estimated tenant improvement costs and leasing commissions necessary to re-lease the vacant space. We have been saving rental cash flow over the last few years by keeping dividend levels lower than in prior periods. As of September 30, 2012, our existing cash reserves totaled approximately $19,800,000. In addition, in August 2011 we secured a $35,000,000 loan from John Hancock Life Insurance Company to be used for just such re-leasing costs.

Management remains optimistic about the prospects for leasing the Property’s existing vacant space. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the existing vacant space under favorable terms, the opportunity for increased dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock.

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

During the three months ended September 30, 2012, we believe that vacancy rates increased and that rental rates were stable for buildings in Chicago’s East Loop office market. These trends may continue, worsen or improve in the future.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In anticipation of these future costs, we anticipate no or lower dividend distributions until occupancy levels at the Property recover and we have a better idea of the Property’s actual future capital and leasing needs. We believe that such a reduction should add to our existing cash reserves that, as of September 30, 2012, totaled approximately $19,800,000.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2012, we had made Lender advance requests of $1,114,388 from the proceeds of the Loan. Interest expense from the Loan for the nine months ended September 30, 2012 and 2011 was $1,268,000 and $275,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2012 and December 31, 2011.

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

Results of Operations

As of September 30, 2012, the Property was approximately 45% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Revenue

Total revenue decreased by approximately $1.3 million to $4.7 million for the three months ended September 30, 2012, as compared to $6.0 million for the three months ended September 30, 2011. This decrease was primarily due to a decrease in rental income of $1.0 million, and a decrease in recoverable income of $0.3 million due to a decrease in occupancy.

Expenses

Total expenses decreased by approximately $0.6 million to $4.2 million for the three months ended September 30, 2012, as compared to $4.8 million for the three months ended September 30, 2011. The decrease is predominantly a result of a decrease in operating expenses of $0.2 million, a decrease in Real Estate Taxes and insurance of $0.3 million and a decrease in Depreciation and amortization of $0.2 million, which was offset by an increase interest expense of $0.1 million.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Revenue

Total revenue decreased by approximately $0.7 million to $16.4 million for the nine months ended September 30, 2012, as compared to $17.1 million for the nine months ended September 30, 2011. This decrease was primarily due to a decrease in termination fees of $0.6 million and a decrease in recoverable expenses of $0.4 million which was offset by an increase in rental revenue of $0.3 million.

Expenses

Total expenses increased by approximately $0.6 million to $13.8 million for the nine months ended September 30, 2012, as compared to $13.2 million for the nine months ended September 30, 2011. The increase is predominantly due to an increase in interest expense of $1.0 million, an increase in operating expenses of $0.2 million, which was offset by a decrease in real estate taxes and insurance of $0.6 million.

Liquidity and Capital Resources

Cash and cash equivalents were $18.8 million at September 30, 2012 and $19.4 million at December 31, 2011. The $0.6 million decrease for the nine months ended September 30, 2012 is primarily attributable to $0.8 million used for operating activities and $5.7 million used for financing activities, which was offset by $6.0 million provided by investing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $0.8 million for the nine months ended September 30, 2012 was primarily attributable to a net income of approximately $2.7 million and the add-back of $4.9 million of non-cash activities which was offset by an increase in restricted cash of $4.2 million, uses arising from other current accounts of $2.6 million and payments of deferred leasing cost of $1.6 million.

Investing Activities

The cash provided by investing activities of approximately $6.0 million for the nine months ended September 30, 2012 was attributable to the proceeds of the restricted investment.

Financing Activities

Cash used for financing activities of $5.7 million for the nine months ended September 30, 2012 was attributable to the distributions paid to shareholders.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders. As of September 30, 2012, we had approximately $4.4 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the nine months ended September 30, 2012 and 2011 was $1,268,000 and $275,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2012 and December 31, 2011.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2012 and 2011, management fees paid were approximately $83,000 and $80,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2012 and 2011, investor services fees paid were approximately $1,000 and $0, respectively.

Ownership of Preferred Stock and Common Stock

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 EAST WACKER DRIVE CORP.

Date	Signature	Title

Date: November 14, 2012	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 14, 2012	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC.

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Form 10-Q, filed on August 14, 2012 (File No. 000-53165).

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

