Form 10-K
period 2012-12-31
FSP 303 East Wacker Drive Corp.
filed 2013-03-12
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]  No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_]  No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_].

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

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]  No [X].

As of June 30, 2012 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2013.

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

The Company was organized in December 2006 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE MKT: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

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

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Asset, investor and property management services are provided by third parties.

The Property was completed in 1979 and is a twenty-eight story multi-tenant office tower located in downtown Chicago, Illinois containing approximately 859,187 rentable square feet of office and retail space and a 294-stall underground parking garage.

The Property underwent a re-measurement of space in 2002. This re-measurement concluded that the rentable space in the Property could be increased from approximately 838,943 square feet to approximately 859,187 square feet. This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property and at this time, lease statistics are based on 857,245 square feet. Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so.

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

The Property was approximately 56% leased as of December 31, 2012 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2012, 31 tenants were leasing space at the Property. The Property’s largest tenant is AECOM Technology Corporation (“AECOM”). As of December 31, 2012, AECOM leased 104,086 square feet (approximately 12%) of the Property’s rentable space through July 31, 2013. During the second quarter of 2012, AECOM signed a lease extension that allows them to downsize at the Property commencing on August 1, 2013 and that extends AECOM’s lease until 2024. AECOM’s reduced space at the Property will cover two floors, or approximately 58,424 square feet (approximately 6.8%) of the Property’s rentable space. AECOM is a provider of professional, technical and management support services (NYSE: ACM).

During the fourth quarter of 2012, we signed leases with XPO Logistics, a logistics provider of freight transportation services, for 17,997 square feet and with Maximus, Inc. (“Maximus”), a health and human services administrator for governments, for an additional 17,374 square feet. As previously reported, during the third quarter of 2012, we signed a lease for 52,281 square feet with Maximus. During the second quarter of 2012, we signed a lease with Kelly Scott & Madison (“KSM”) for a full floor, or approximately 29,852 rentable square feet. KSM, a marketing and media management company agreed to a 15 year commitment that commences in 2013 and expires in 2027. As of July 31, 2012, Groupon, Inc.’s (“Groupon”) lease for approximately 226,041 rentable square feet expired. However, during the third quarter of 2012, Groupon did decide to keep a foothold at the Property and agreed to terms for a one-year extension covering approximately 52,553 rentable square feet.

In general, office leases at the Property, other than Groupon, are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses. In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

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

FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, provides investor services to the holders of the Company’s Preferred Stock. The investor services agreement between the Company and FSP Investments LLC requires the Company to pay a monthly service fee of $500 and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses. The investor services agreement may be terminated by either party with thirty days written notice or immediately upon the occurrence of certain events of default specified in the investor services agreement.

Hines Interests Limited Partnership provides the Company with day-to-day property management, construction management and leasing services relating to the operation of the Property. Hines Interests Limited Partnership is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Hines Interests Limited Partnership requires the Company to pay Hines Interests Limited Partnership a monthly fee equal to one and three-quarters percent (1.75%) of the net operating receipts collected in the preceding month (the monthly fee is adjusted to one and nine-tenths percent (1.90%) if the Property is above eighty percent (80%) leased). The management agreement between the Company and Hines Interests Limited Partnership expires on March 31, 2015, and then operates on a month-to-month basis and may be terminated for cause.

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

Permanent Mortgage Loan

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2012, the Company had requested advances of $3,093,000 for tenant improvements and deferred leasing costs. Interest expense from the Loan for the years ended December 31, 2012 and 2011 were $1,691,000 and $698,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2012 and December 31, 2011.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the year ended December 31, 2012 and 2011 is $30,000 and $12,000, respectively, and is included in the interest expense in the Company’s Consolidated Statements of Operations.

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

Employees

We had no employees as of December 31, 2012.

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

Item 1A.     Risk Factors

Not applicable.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Set forth below is information regarding the Property as of December 31, 2012:

						Annual Rent Revenue
	Date of	Approx.	Percent	Number	Name of	For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Major Tenants	December 31, 2012

303 East Wacker Drive	1/5/2007	859,187	56%	31	AECOM	$3,620,000
Chicago, Illinois 60601

The average effective annual rent per leased square foot for the years ended December 31, 2012 and 2011 was $19.15 and $18.03, respectively. We believe that the decrease is largely attributable to the additional space at the Property occupied by Groupon during 2012 and the fact that Groupon has a full service gross rent lease.  In general, other office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses.  In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

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

The Property underwent a re-measurement of space in 2002. This re-measurement concluded that the rentable space in the Property could be increased to approximately 859,187 square feet. This Annual Report on Form 10-K makes reference to the more recently determined 859,187 square foot number in all of its general descriptions of the Property and at this time, lease statistics are based on 857,245 square feet. Management believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space and intends to do so.

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration(1)	Expiration

2013	11	168,731	$ 3,669,574	34.72%
2014	1	1,201	21,918	0.21%
2015	4	36,426	816,854	7.73%
2016	5	103,507	2,945,037	27.86%
2017	4	34,449	781,783	7.40%
2018	2	7,810	161,180	1.52%
2019	2	14,468	278,538	2.64%
2020	1	9,488	256,176	2.42%
2021	2	25,171	484,572	4.58%
2022	1	29,257	1,153,755	10.92%

Total	33	430,508	$ 10,569,387	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2012.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 56% leased as of December 31, 2012 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2012, 31 tenants were leasing space at the Property. The Property’s largest tenant is AECOM Technology Corporation (“AECOM”). As of December 31, 2012, AECOM leased 104,086 square feet (approximately 12%) of the Property’s rentable space through July 31, 2013. During the second quarter of 2012, AECOM signed a lease extension that allows them to downsize at the Property commencing on August 1, 2013 and that extends AECOM’s lease until 2024. AECOM’s reduced space at the Property will cover two floors, or approximately 58,424 square feet (approximately 6.8%) of the Property’s rentable space. AECOM is a provider of professional, technical and management support services (NYSE: ACM).

Leases

In general, office leases at the Property, other than Groupon, are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses. In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

AECOM Technology Corporation

AECOM is currently the largest tenant of the Property. As of December 31, 2012, AECOM leased 104,086 square feet (approximately 12%) of the Property’s rentable space through July 31, 2013. During the second quarter of 2012, AECOM signed a lease extension that allows them to downsize at the Property commencing on August 1, 2013 and that extends AECOM’s lease until 2024. AECOM’s reduced space at the Property will cover two floors, or approximately 58,424 square feet (approximately 6.8%) of the Property’s rentable space. AECOM is a provider of professional, technical and management support services (NYSE: ACM).

Option to Renew

As long as AECOM is not in default of its lease obligations, AECOM has two consecutive options to extend the expiration date of the lease for five years each, for a total of ten years. In order to exercise an option, AECOM must give at least 15 months' prior notification to the landlord. The monthly base rental rate for each option will be the prevailing market rental rate.

Options to Expand

As long as AECOM is not in default of its lease obligations, AECOM has a continuing right of first offer (“ROFO”) to lease space on floors 12 and 15. The monthly base rental rate for the ROFO will be the prevailing market rental rate. The ROFO expires two years prior to the expiration of the lease.

Early Termination

As long as AECOM is not in default of its lease obligations, AECOM has the right to terminate the lease with respect to either a full floor or its entire premises by delivering written notice on or before July 1, 2020. Any such early termination would be effective as of September 30, 2021 and would require payment of a termination fee.

Additional Operating Data

Additional information regarding the amount of the Property’s annual real estate taxes and insurance can be found in the Consolidated Statements of Operations that are included with this Form 10-K. Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K.

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

As of February 28, 2013, Franklin Street was the sole holder of record of the Common Stock and there were 826 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions have been or will be declared on the Common Stock.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2011	$2,298,400
June 30, 2011	1,500,590
September 30, 2011	1,898,390
December 31, 2011	1,898,390

March 31, 2012	1,898,390
June 30, 2012	1,898,390
September 30, 2012	1,898,390
December 31, 2012	—

The following schedule summarizes tax components of the distributions paid for the year ended December 31:

(in thousands)	2012		2011
	Preferred	%	Preferred	%
Ordinary income	$3,485	61%	$6,721	88%
Return of Capital	2,210	39%	875	12%

Total	$5,695	100%	$7,596	100%

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

Real Estate Operations

The Property was approximately 56% leased as of December 31, 2012 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2012, 31 tenants were leasing space at the Property. The Property’s largest tenant is AECOM Technology Corporation, which we refer to as AECOM. As of December 31, 2012, AECOM leased 104,086 square feet (approximately 12%) of the Property’s rentable space through July 31, 2013. During the second quarter of 2012, AECOM signed a lease extension that allows them to downsize at the Property commencing on August 1, 2013 and that extends AECOM’s lease until 2024. AECOM’s reduced space at the Property will cover two floors, or approximately 58,424 square feet (approximately 6.8%) of the Property’s rentable space. AECOM is a provider of professional, technical and management support services (NYSE: ACM).

During the fourth quarter of 2012, we signed leases with XPO Logistics, a logistics provider of freight transportation services, for 17,997 square feet and with Maximus, Inc., which we refer to as Maximus, a health and human services administrator for governments, for an additional 17,374 square feet. As previously reported, during the third quarter of 2012, we signed a lease for 52,281 square feet with Maximus. During the second quarter of 2012, we signed a lease with Kelly Scott & Madison, which we refer to as KSM, for a full floor, or approximately 29,852 rentable square feet. KSM, a marketing and media management company agreed to a 15 year commitment that commences in 2013 and expires in 2027. As of July 31, 2012, Groupon’s lease for approximately 226,041 rentable square feet expired. However, during the third quarter of 2012, Groupon did decide to keep a foothold at the Property and agreed to terms for a one-year extension covering approximately 52,553 rentable square feet.

Although management has been encouraged by the tour activity at the Property by potential tenants, management believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with high vacancy rates and incurred negative net absorption during calendar year 2012. We believe that the office market in Chicago, and the East Loop in particular, has had difficulty stabilizing during the past four years, with many of its office properties losing anchor tenants and experiencing declining occupancies. We also believe that tenant improvement and leasing costs have risen during this time; and, consequently, the amount of capital necessary to attract good tenants to sign long-term leases has climbed significantly. Although the Property was approximately 56% leased at the conclusion of the fourth quarter of 2012, management continues to be encouraged by the tour activity in the market and positive feedback from prospective tenants regarding the first impression, overall appearance and condition of the Property. In addition, we believe that we have the capital to fund the estimated tenant improvement costs and leasing commissions necessary to re-lease the vacant space. We have been saving rental cash flow over the last few years by keeping dividend levels lower than in prior periods and we suspended dividend distributions for the past two quarters. We cannot guarantee the future payment of dividends or the amount of any such dividends. As of December 31, 2012, our existing cash reserves totaled approximately $18,000,000. In addition, in August 2011 we secured a $35,000,000 loan from John Hancock Life Insurance Company to be used for just such re-leasing costs. Approximately $31,900,000 of the loan amount was remaining and available as of December 31, 2012.

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

During the three months ended December 31, 2012, we believe that vacancy rates decreased slightly and that rental rates were stable for buildings in Chicago’s East Loop office market. These trends may continue, worsen or improve in the future.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In anticipation of these future costs, we anticipate no or lower dividend distributions until occupancy levels at the Property recover and we have a better idea of the Property’s actual future capital and leasing needs. We believe that such a reduction should add to our existing cash reserves that, as of December 31, 2012, totaled approximately $18,000,000.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2012, we had requested advances of $3,093,000 for tenant improvements and deferred leasing costs. Interest expense from the Loan for the years ended December 31, 2012 and 2011 were $1,691,000 and $698,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2012 and 2011.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2012, the Property was approximately 56% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenue

Total revenue decreased $3.7 million to $19.5 million for the year ended December 31, 2012, as compared to $23.2 million for the year ended December 31, 2011. This decrease was primarily due to the decrease in occupancy which resulted in a decrease in rental revenue of $1.5 million, a decrease in termination fees of $0.6 million and a decrease in recoverable expenses of $1.6 million

Expenses

Total expenses decreased approximately $0.4 million to $18.0 million for the year ended December 31, 2012 as compared to $18.4 million for the year ended December 31, 2011. The decrease is predominantly due to a decrease in real estate taxes and insurance of $1.0 million and a decrease in overall rental operating expenses of $0.1 million along with a decrease in depreciation and amortization of $0.3 million, which was offset by an increase in interest expense of $1.0 million.

Liquidity and Capital Resources

Cash and cash equivalents were $18.8 million and $19.4 million at December 31, 2012 and 2011, respectively. The $0.6 million decrease is attributable to $3.9 million provided by operating activities and $1.2 million provided by investing activities which was offset by $5.7 million used for financing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $3.9 million for the year ended December 31, 2012 was primarily attributable to net income of approximately $1.5 million plus non-cash items of $6.1 million consisting primarily of depreciation and amortization, offset by uses arising from other current accounts of $1.2 million and payments of deferred leasing costs of $2.5 million.

Investing Activities

The cash provided by investing activities for the year ended December 31, 2012 of approximately $1.2 million was attributable to the redemptions of the restricted investments – held to maturity of $3.0 million, which was offset by the purchase of real estate assets of $1.8 million.

Financing Activities

The cash used for financing activities for the year ended December 31, 2012 was primarily attributable to distributions paid to stockholders of $5.7 million.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments, and distributions to equity holders. As of December 31, 2012, we had approximately $6.4 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2012, we had requested advances of $3,092,863 for payment of tenant improvements and deferred leasing costs. Interest expense from the Loan for the years ended December 31, 2012 and 2011 were $1,691,000 and $698,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2012 and 2011.

Fees paid associated with the Loan were $304,000 and are being amortized on a straight-line basis over the term of the Loan. Amortization expense of $31,000 and $12,000 for the years’ ended December 31, 2012 and 2011, respectively are included in interest expense in the Company’s Consolidated Statement of Operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2012 and 2011, management fees paid were approximately $98,000 and $112,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2012 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2013	$8,762
2014	8,162
2015	7,841
2016	6,907
2017	4,686
Thereafter	25,584

$61,942

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

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2013 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 64, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 57, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE MKT Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 65, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 41, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Each of our directors also serve as directors of FSP Galleria North Corp. and FSP 50 South Tenth Street Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors, each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2012 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 11.     Executive Compensation

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street’s common stock is traded on the NYSE MKT under the symbol “FSP”.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2013 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 4 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	.50	.02%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 4 persons)	.50	.02%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the executive officers is employed by Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2012 and 2011, management fees paid were approximately $98,000 and $112,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. None of our directors qualifies as “independent” under the standards of the NYSE MKT, where Franklin Street is listed.

Item 14.     Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2012	2011
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)
Tax Fees (3)	5,250	5,250
All Other Fees (4)
Total Fees	$69,300	$69,300

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2012 and 2011.
(4)	The Company was not billed by its independent registered public accounting firm in 2012 or 2011 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2013 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By: /s/ George J. Carter

George J. Carter
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 12, 2013

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2013

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 12, 2013

/s/ Jeffrey B. Carter	Director, Vice President	March 12, 2013
Jeffrey B. Carter

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.1	Office Lease, dated January 1, 1996, between Metropolitan Life Insurance Company and Consoer Townsend Environdyne Engineers, Inc., as amended by that certain First Amendment to Lease, dated October 1, 1999, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Second Amendment to Lease, dated January 22, 2001, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., as further amended by that certain Third Amendment to Lease, dated March 1, 2004, between 303 Wacker Realty L.L.C. and Consoer Townsend Environdyne Engineers, Inc., incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.2	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.3	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 (File No. 000-53165).

10,4	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.5	License Agreement, dated November 24, 2010 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as amended by First Amendment to License Agreement dated January 7, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as further amended by Second Amendment to License Agreement dated February 15, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., as further amended by Third Amendment to License Agreement dated May 23, 2011 by and between FSP 303 East Wacker Drive LLC and Groupon Inc., incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on May 25, 2011 (File No. 000-53165)

10.6	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.7	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.8	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.9	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.10	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.
27

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP 303 East Wacker Drive Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 303 East Wacker Drive Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Needham, Massachusetts

March 12, 2013

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2012	2011

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	138,564	135,943
Furniture and equipment	590	594
	165,354	162,737

Less accumulated depreciation	22,639	18,541

Real estate investments, net	142,715	144,196

Acquired real estate leases, net of accumulated amortization of $3,487 and $6,020, respectively	1,234	2,230
Acquired favorable real estate leases, net of accumulated amortization of $3,524 and $3,309, respectively	1,247	1,884
Cash and cash equivalents	18,820	19,384
Restricted cash	1,930	2,017
Restricted investment	29,997	32,993
Tenant rent and other receivables, less allowance for doubtful accounts of $64 and $60, respectively	276	409
Step rent receivable	2,207	2,410
Deferred leasing costs, net of accumulated amortization of $560 and $745, respectively	3,256	1,182
Deferred financing costs, net of accumulated amortization of $43 and $12, respectively	261	292
Prepaid expenses and other assets	30	145

Total assets	$201,973	$207,142

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$6,406	$7,372
Tenant security deposits	566	589
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $101 and $84, respectively	61	78

Total liabilities	42,033	43,039

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(37,222)	(33,059)

Total Stockholders’ Equity	159,940	164,103

Total Liabilities and Stockholders’ Equity	$201,973	$207,142

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2012	2011

Revenues:
Rental	$19,478	$23,236

Total revenue	19,478	23,236

Expenses:

Rental operating expenses	6,251	6,443
Real estate taxes and insurance	4,536	5,477
Depreciation and amortization	5,529	5,754
Interest expense	1,722	710

Total expenses	18,038	18,384

Net income before interest income	1,440	4,852

Interest income	92	42

Net income attributable to preferred stockholders	$1,532	$4,894

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net income per preferred share, basic and diluted	$693	$2,214

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2011 and 2012

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2011	$—	$—	$197,162	$(30,357)	$166,805

Distributions - preferred stockholders
or $3,437 per preferred share	—	—	—	(7,596)	(7,596)

Net income	—	—	—	4,894	4,894
Balance, December 31, 2011	—	—	197,162	(33,059)	164,103

Distributions - preferred stockholders
or $2,577 per preferred share	—	—	—	(5,695)	(5,695)

Net income	—	—	—	1,532	1,532
Balance, December 31, 2012	$—	$—	$197,162	$(37,222)	$159,940

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$1,532	$4,894
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,560	5,766
Amortization of favorable real estate leases	637	662
Amortization of unfavorable real estate leases	(17)	(17)
Increase (decrease) in bad debt reserve	4	(24)
Changes in operating assets and liabilities:
Restricted cash	87	(2,017)
Tenant rent and other receivable	129	(322)
Step rent receivable	203	(1)
Prepaid expenses and other assets	115	(72)
Accounts payable and accrued expenses	(1,795)	(236)
Tenant security deposits	(23)	246
Payments of deferred leasing costs	(2,509)	(389)

Net cash provided by operating activities	3,923	8,490

Cash flows from investing activities:
Purchase of real estate assets	(1,788)	(2,798)
Redemptions (purchases) of restricted investments	2,996	(32,993)

Net cash provided by (used for) investing activities	1,208	(35,791)

Cash flows from financing activities:
Distributions to stockholders	(5,695)	(7,596)
Proceeds from loan payable	—	35,000
Payments of deferred financing costs	—	(304)

Net cash provided by (used for) financing activities	(5,695)	27,100

Net decrease in cash and cash equivalents	(564)	(201)

Cash and cash equivalents, beginning of year	19,384	19,585

Cash and cash equivalents, end of year	$18,820	$19,384

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,691	$557

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$914	$85

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

1.	Organization

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2012 and 2011, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $4,098,000 and $4,090,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $996,000 and $1,205,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000. Detail of the acquired real estate leases is as follows:

(in thousands)	December 31,
	2012	2011
Cost	$4,721	$8,250
Accumulated amortization	(3,487)	(6,020)
Book value	$1,234	$2,230

The estimated annual amortization expense for the four years succeeding December 31, 2012 is as follows:

(in thousands)
2013	$ 581
2014	$ 449
2015	$ 132
2016	$ 72

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $637,000 and $662,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000. Detail of the acquired favorable real estate leases is as follows:

(in thousands)	December 31,
	2012	2011
Cost	$4,771	$5,193
Accumulated amortization	(3,524)	(3,309)
Book value	$1,247	$1,884

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the four years succeeding December 31, 2012 is as follows:

(in thousands)
2013	$ 587
2014	$ 478
2015	$ 123
2016	$ 59

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $17,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000. Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2012	2011
Cost	$162	$162
Accumulated amortization	(101)	(84)
Book value	$61	$78

The estimated annual amortization for the four years succeeding December 31, 2012 is as follows:

(in thousands)
2013	$ 17
2014	$ 17
2015	$ 16
2016	$ 11

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. At December 31, 2012, the Company has approximately $18,000,000 in reserves from funded reserves set aside and savings by lowering dividends, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

RESTRICTED CASH AND INVESTMENT

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of December 31, 2012, the Company held various certificates of deposit with original maturities of four months at a total carrying value of $15,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on March 7, 2013 with the value of $14,997,000.

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

For the years ended December 31, 2012 and 2011, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2012 and 2011:

	2012	2011
KPMG LLP	0%	24.5%
AECOM	22.4%	12.6%
Groupon Inc	16.3%	38.4%
Maximus	18.5%	0%

The Groupon Inc. lease will expire in August 2013.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, restricted investment, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $2,207,000 and $2,410,000 at December 31, 2012 and 2011, respectively.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that an allowance of $64,000 and $60,000 as of December 31, 2012 and 2011, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $435,000 and $459,000 for the years ended December 31, 2012 and 2011, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2012	2011
Income from leases	$12,764	$14,072
Straight-line rent adjustment	(203)	1
Reimbursable expenses and parking	7,537	9,174
Termination fees	—	634
Amortization of favorable leases	(637)	(662)
Amortization of unfavorable leases	17	17

Total	$19,478	$23,236

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2012 and 2011. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

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

At December 31, 2012, the Company’s net tax basis of its real estate assets was $160,316,000.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

3.	Income Taxes (continued)

The following schedule reconciles net income to taxable income subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2012	2011

Net income	$1,532	$4,894

Adjustments: Book depreciation and amortization	5,560	5,766
Amortization of favorable real estate leases	637	662
Deferred rent	(3)	(97)
Other adjustment	4	(24)
Tax depreciation and amortization	(4,516)	(4,505)
Amortization of unfavorable real estate leases	(17)	(17)
Straight-line rent adjustment	195	(53)
Taxable income	$3,392	$6,626

The following schedule summarizes the tax components of the distributions paid for the years ended December 31:

(in thousands)	2012		2011
	Preferred	%	Preferred	%
Ordinary income	$3,485	61%	$6,721	88%
Return of Capital	2,210	39%	875	12%

Total	$5,695	100%	$7,596	100%

4.	Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2012, the Company had requested advances of $3,093,000 for tenant improvements and deferred leasing costs. Interest expense from the Loan for the years ended December 31, 2012 and 2011 were $1,691,000 and $698,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2012 and December 31, 2011.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the year ended December 31, 2012 and 2011 is $31,000 and $12,000, respectively, and is included in interest expense in the Company’s Consolidated Statements of Operations.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2012 and 2011, management fees paid were approximately $98,000 and $112,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

6.	Related Party Transactions (continued)

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

7.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2013	$ 8,762
	2014	8,162
	2015	7,841
	2016	6,907
	2017	4,686
	Thereafter	25,584

		$ 61,942

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

8.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2012 and 2011, the Company owned and operated the Property in that one segment.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2012	2011

Accrued property tax	$4,474	$5,108
Deferred rental income	200	889
Accrued capital expenditures	861	16
Accounts payable and other accrued expenses	514	579
Due to tenant - real estate taxes	288	711
Due to tenant - tenant improvements	69	69

Total	$6,406	$7,372

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
303 East Wacker, Chicago, Illinois	$35,000	$26,200	$128,502	$8,035	$26,200	$139,154	$165,354	$22,639	$142,715	5- 39	2007

(1)	The aggregate cost for Federal Income Tax purposes is $183,999.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2012	2011

Real estate investments, at cost:
Balance, beginning of year	$162,737	$159,970
Improvements	2,617	2,767

Balance, end of year	$165,354	$162,737

Accumulated depreciation:
Balance, beginning of year	$18,541	$14,451
Depreciation	4,098	4,090

Balance, end of year	$22,639	$18,541

