Form 10-Q
period 2013-06-30
FSP 303 East Wacker Drive Corp.
filed 2013-08-12
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of July 31, 2013.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

June 30, 2013

Table of Contents

		Page
Part I.Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	4

	Notes to Consolidated Financial Statements	5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2013	2012

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	143,706	138,564
Furniture and equipment	590	590
	170,496	165,354

Less accumulated depreciation	24,717	22,639

Real estate investments, net	145,779	142,715

Acquired real estate leases, net of accumulated amortization of $3,778 and $3,487, respectively	943	1,234
Acquired favorable real estate leases, net of accumulated amortization of $3,817 and $3,524, respectively	954	1,247
Cash and cash equivalents	18,882	18,820
Restricted cash	1,813	1,930
Restricted investments	24,989	29,997
Tenant rent receivable, less allowance for doubtful accounts of $81 and $64, respectively	169	276
Step rent receivable	2,951	2,207
Deferred leasing costs, net of accumulated amortization of $788 and $560, respectively	3,304	3,256
Deferred financing costs, net of accumulated amortization of $58 and $43, respectively	246	261
Prepaid expenses and other assets	81	30

Total assets	$200,111	$201,973

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,105	$6,406
Tenant security deposits	542	566
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $109 and $101, respectively	53	61

Total liabilities	40,700	42,033

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding at June 30, 2013 and December 31, 2012, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(37,751)	(37,222)

Total Stockholders’ Equity	159,411	159,940

Total Liabilities and Stockholders’ Equity	$200,111	$201,973
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012

Revenues:
Rental	$3,629	$5,803	$7,194	$11,774

Total revenue	3,629	5,803	7,194	11,774

Expenses:

Rental operating expenses	1,109	1,613	2,514	3,358
Real estate taxes and insurance	954	1,106	1,658	2,392
Depreciation and amortization	1,426	1,470	2,718	3,002
Interest expense	430	429	860	860

Total expenses	3,919	4,618	7,750	9,612

Income before interest income	(290)	1,185	(556)	2,162

Interest income	13	27	27	54

Net income (loss) attributable to preferred stockholders	$(277)	$1,212	$(529)	$2,216

Weighted average number of preferred shares outstanding, basic and diluted	2,210	2,210	2,210	2,210

Net income (loss) per preferred share, basic and diluted	$(125)	$548	$(239)	$1,003
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(529)	$2,216
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,733	3,017
Amortization of favorable real estate leases	293	331
Amortization of unfavorable real estate leases	(8)	(7)
Increase in bad debt reserve	17	16
Changes in operating assets and liabilities:
Restricted cash	117	(1,992)
Tenant rent receivable	90	183
Step rent receivable	(744)	235
Prepaid expenses and other assets	(51)	10
Accounts payable and accrued expenses	(1,043)	(1,413)
Tenant security deposits	(24)	(23)
Payment of deferred leasing costs	(304)	(1,672)

Net cash provided by operating activities	547	901

Cash flows from investing activities:
Purchase of real estate assets	(5,493)	(27)
Redemptions of restricted investments	5,008	2,995

Net cash provided by (used for) investing activities	(485)	2,968

Cash flows from financing activities:
Distributions to stockholders	—	(3,797)

Net cash used for financing activities	—	(3,797)

Net increase in cash and cash equivalents	62	72

Cash and cash equivalents, beginning of period	18,820	19,384

Cash and cash equivalents, end of period	$18,882	$19,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$845	$845

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$656	$74

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2013 and December 31, 2012, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Restricted Cash / Investments (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, restricted investments and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Restricted Cash and Investments

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of June 30, 2013, the Company held various certificates of deposit with original maturities of four to five months at a total carrying value of $13,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on March 6, 2014 with the value of $11,989,000.

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

3.      Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense paid from the Loan for the six months ended June 30, 2013 and 2012 was $845,000. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of June 30, 2013 and December 31, 2012.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the six months ended June 30, 2013 and 2012 is $15,000 and is included in interest expense in the Company’s Consolidated Statements of Operations.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.      Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2013 and 2012, management fees paid were approximately $35,000 and $60,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2013 and 2012, investor services fees and expenses paid were approximately $7,000 and $0, respectively.

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

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2013 and 2012.

6.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7     Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2013	$—	$—
Second quarter of 2013	$—	$—

First quarter of 2012	$859	$1,898,390
Second quarter of 2012	$859	$1,898,390

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

We operate in one business segment, which is real estate operations, and own a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Chicago, Illinois, the relevant local market. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

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

Real Estate Operations

The Property was approximately 60% leased as of June 30, 2013 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of June 30, 2013, 34 tenants were leasing space at the Property. As of June 30, 2013, the Property’s largest tenant was AECOM Technology Corporation, which we refer to as AECOM. As of June 30, 2013, AECOM leased 105,990 square feet (approximately 12%) of the Property’s rentable space through July 31, 2013. However, as previously reported, during the second quarter of 2012, AECOM signed a lease extension that allowed them to downsize at the Property commencing on August 1, 2013 and that extended AECOM’s lease until 2024. Accordingly, effective August 1, 2013, AECOM’s reduced space at the Property covered two floors, or approximately 58,424 square feet (approximately 6.8%) of the Property’s rentable space. AECOM is a provider of professional, technical and management support services (NYSE: ACM).

During the second quarter of 2013, we signed two new leases with McGraw Hill Global Education, a provider of digital educational solutions, for 15,104 square feet and with The University of Chicago for 13,210 square feet. As previously reported, during the first quarter of 2013, we signed a lease with Narrative Science, an information technology firm, for 8,657 square feet. Also, as previously reported, effective July 31, 2013, Groupon vacated the balance of its space (approximately 52,553 rentable square feet) at the Property and its lease expired.

Management believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with high vacancy rates and disappointing net absorption. We believe that the office market in Chicago, and the East Loop in particular, has had difficulty stabilizing during the past five years, with several of its office properties losing anchor tenants and experiencing declining occupancies. We also believe that tenant improvement and leasing costs have risen during this time; and, consequently, the amount of capital necessary to attract good tenants to sign long-term leases has climbed significantly. Although the Property was approximately 60% leased at the conclusion of the second quarter of 2013, management continues to be encouraged by the tour activity in the market and positive feedback from prospective tenants regarding the first impression, overall appearance and condition of the Property. In addition, we believe that we have the capital to fund the estimated tenant improvement costs and leasing commissions necessary to re-lease the vacant space. We have been saving rental cash flow over the last few years by keeping dividend levels lower than in prior periods and we suspended dividend distributions for the past two quarters. We cannot guarantee the future payment of dividends or the amount of any such dividends. As of June 30, 2013, our existing cash reserves totaled approximately $19,000,000. In addition, in August 2011 we secured a $35,000,000 loan from John Hancock Life Insurance Company to be used for just such re-leasing costs. Approximately $26,800,000 of the loan amount was remaining and available as of June 30, 2013.

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

During the three months ended June 30, 2013, we believe that vacancy rates increased slightly and that rental rates were stable for buildings in Chicago’s East Loop office market. These trends may continue, worsen or improve in the future. Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has implemented a number of lobby upgrades. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the existing vacant space under favorable terms, the opportunity for payment of dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock. However, we may not be able to lease all of the remaining vacant space.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. We expect no or lower dividend distributions until occupancy levels at the Property recover and we have a better idea of the Property’s actual future capital and leasing needs.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of June 30, 2013, we had made Lender advance requests of $8,200,000 from the proceeds of the Loan. Interest expense paid from the Loan for the six months ended June 30, 2013 and 2012 was $845,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of June 30, 2013 and December 31, 2012.

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

Results of Operations

As of June 30, 2013, the Property was approximately 60% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

Revenue

Total revenue decreased by approximately $2.2 million to $3.6 million for the three months ended June 30, 2013, as compared to $5.8 million for the three months ended June 30, 2012. This decrease was primarily due to a decrease in rental income of $1.1 million, and a decrease in recoverable income of $1.1 million, both due to a decrease in occupancy.

Expenses

Total expenses decreased by approximately $0.7 million to $3.9 million for the three months ended June 30, 2013, as compared to $4.6 million for the three months ended June 30, 2012. The decrease is predominantly a result of a decrease in operating expenses of $0.5 million and a decrease in real estate taxes and insurance of $0.2 million.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Revenue

Total revenue decreased by approximately $4.6 million to $7.2 million for the six months ended June 30, 2013, as compared to $11.8 million for the six months ended June 30, 2012. This decrease was primarily due to a decrease in rental revenue of $2.3 million and a decrease in recoverable expenses of $2.3 million, both due to a decrease in occupancy.

Expenses

Total expenses decreased by approximately $1.8 million to $7.8 million for the six months ended June 30, 2013, as compared to $9.6 million for the six months ended June 30, 2012. The decrease is predominantly due to a decrease in operating expenses of $0.9 million, a decrease in depreciation and amortization of $0.3 million and a decrease in real estate taxes and insurance of $0.6 million.

Liquidity and Capital Resources

Cash and cash equivalents were $18.9 million at June 30, 2013 and $18.8 million at December 31, 2012. The $0.1 million increase for the six months ended June 30, 2013 is primarily attributable to approximately $0.5 million provided by operating activities, which was offset by approximately $0.5 million used for investing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $0.5 million for the six months ended June 30, 2013 was primarily attributable to a net loss of approximately $0.5 million, an increase in step rent receivable of $0.7 million and a decrease of $1.3 million by uses arising from other current accounts, which was offset by the add-back of $3.0 million for depreciation and amortization.

Investing Activities

The cash used for investing activities of approximately $0.5 million for the six months ended June 30, 2013 was attributable to the purchases of real estate assets of $5.5 million which was offset by the redemptions of the restricted investment of $5.0 million.

Financing Activities

There was no cash provided by or used for financing activities as of June 30, 2013.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders. As of June 30, 2013, we had approximately $5.0 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. Interest expense from the Loan for the six months ended June 30, 2013 and 2012 is $845,000.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of June 30, 2013 and December 31, 2012.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2013 and 2012, management fees paid were approximately $35,000 and $60,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2013 and 2012, investor services fees paid were approximately $7,000 and $0, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: August 12, 2013	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 12, 2013	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

