Form 10-Q
period 2013-09-30
FSP 303 East Wacker Drive Corp.
filed 2013-11-12
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 000-53165

FSP 303 East Wacker Drive Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-8061759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [_]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 31, 2013.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

September 30, 2013

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Mine Safety Disclosures	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2013	2012

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	143,817	138,564
Furniture and equipment	590	590
	170,607	165,354

Less accumulated depreciation	25,204	22,639

Real estate investments, net	145,403	142,715

Acquired real estate leases, net of accumulated amortization of $3,923 and $3,487, respectively	798	1,234
Acquired favorable real estate leases, net of accumulated amortization of $3,964 and $3,524, respectively	807	1,247
Cash and cash equivalents	18,725	18,820
Restricted cash	3,284	1,930
Restricted investments	21,993	29,997
Tenant rent receivable, less allowance for doubtful accounts of $30 and $64, respectively	403	276
Step rent receivable	3,474	2,207
Deferred leasing costs, net of accumulated amortization of $798 and $560, respectively	3,414	3,256
Deferred financing costs, net of accumulated amortization of $65 and $43, respectively	239	261
Prepaid expenses and other assets	102	30

Total assets	$198,642	$201,973

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$4,522	$6,406
Tenant security deposits	447	566
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $113 and $101, respectively	49	61

Total liabilities	40,018	42,033

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding at September 30, 2013 and December 31, 2012, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(38,538)	(37,222)

Total stockholders’ equity	158,624	159,940

Total liabilities and stockholders’ equity	$198,642	$201,973

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012

Revenues:
Rental	$3,737	$4,651	$10,931	$16,425

Total revenue	3,737	4,651	10,931	16,425

Expenses:

Rental operating expenses	1,455	1,499	3,969	4,857
Real estate taxes and insurance	1,219	963	2,877	3,355
Depreciation and amortization	1,433	1,338	4,151	4,340
Interest expense	430	431	1,290	1,291

Total expenses	4,537	4,231	12,287	13,843

Income (loss) before interest income	(800)	420	(1,356)	2,582

Interest income	13	21	40	75

Net income (loss) attributable to preferred stockholders	$(787)	$441	$(1,316)	$2,657

Weighted average number of preferred shares outstanding, basic and diluted	2,210	2,210	2,210	2,210

Net income (loss) per preferred share, basic and diluted	$(356)	$200	$(595)	$1,202

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,316)	$2,657
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Depreciation and amortization	4,173	4,363
Amortization of favorable real estate leases	440	490
Amortization of unfavorable real estate leases	(12)	(13)
Increase (decrease) in bad debt reserve	(34)	24
Changes in operating assets and liabilities:
Restricted cash	(1,354)	(4,235)
Tenant rent receivable	(93)	185
Step rent receivable	(1,267)	283
Prepaid expenses and other assets	(72)	51
Accounts payable and accrued expenses	(1,755)	(2,984)
Tenant security deposits	(119)	(23)
Payment of deferred leasing costs	(545)	(1,622)

Net cash used for operating activities	(1,954)	(824)

Cash flows from investing activities:
Purchase of real estate assets	(6,145)	(26)
Redemptions of restricted investments	8,004	6,001

Net cash provided by investing activities	1,859	5,975

Cash flows from financing activities:
Distributions to stockholders	—	(5,695)

Net cash used for financing activities	—	(5,695)

Net decrease in cash and cash equivalents	(95)	(544)

Cash and cash equivalents, beginning of period	18,820	19,384

Cash and cash equivalents, end of period	$18,725	$18,840

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,268	$1,268

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$785	$128

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2013 and December 31, 2012, no impairment charges were recorded.

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

Restricted Cash and Investments

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of September 30, 2013, the Company held various certificates of deposit with original maturities of four to five months at a total carrying value of $13,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on March 6, 2014 with the value of $11,993,000.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2010 and thereafter.

3. Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2013, we had made aggregate draw requests under the Loan of $9,740,000. Interest expense paid on the Loan for the nine months ended September 30, 2013 and 2012 was $1,268,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of September 30, 2013 and December 31, 2012.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the nine months ended September 30, 2013 and 2012 is $22,000 for both periods and is included in interest expense in the Company’s Consolidated Statements of Operations.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4. Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2013 and 2012, management fees paid were approximately $50,000 and $83,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2013 and 2012, investor services fees and expenses paid were approximately $11,000 and $1,000, respectively.

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

5. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2013 and 2012.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7. Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2013	$—	$—
Second quarter of 2013	$—	$—
Third quarter of 2013	$—	$—

First quarter of 2012	$859	$1,898,390
Second quarter of 2012	$859	$1,898,390
Third quarter of 2012	$859	$1,898,390

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

Real Estate Operations

The Property was approximately 50% leased as of September 30, 2013 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of September 30, 2013, 34 tenants were leasing space at the Property. As of September 30, 2013, the Property’s largest tenant, AECOM Technology Corporation, which we refer to as AECOM, leased 58,424 square feet (approximately 6.8%) of the Property’s rentable space until 2024. AECOM is a provider of professional, technical and management support services (NYSE: ACM).

During the nine months ended September 30, 2013, we executed new leases, expansions and renewals totaling approximately 55,500 square feet, representing approximately 6.5% of the Property’s rentable area. Management is encouraged by the healthy tour activity at the Property by smaller prospective tenants (under 20,000 square feet), but believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users. As a result, management believes that the trend of higher vacancy rates and disappointing net absorption has continued within the East Loop. We believe that the East Loop has had difficulty stabilizing during the past five years, with several of its office properties losing anchor tenants and experiencing declining occupancies. During this period of time, we believe that users in fields such as the technology sector have absorbed significant amounts of quasi-office and warehouse spaces along the Chicago River in a submarket known as River North and in locations considered to be on the fringes of downtown Chicago. Many of the retrofitted buildings that have been attracting these users were built in the early twentieth century with very large floor plates that allow for extremely dense populations on a single floor.

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

During the three months ended September 30, 2013, we believe that vacancy rates decreased slightly and that rental rates were stable for buildings in Chicago’s East Loop office market. These trends may continue, worsen or improve in the future. Management believes that the position of the Property within the East Loop office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has implemented a number of lobby upgrades. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the existing vacant space under favorable terms, the opportunity for payment of dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock. However, we may not be able to lease all of the remaining vacant space.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. We expect no or lower dividend distributions until occupancy levels at the Property recover and we have a better idea of the Property’s actual future capital and leasing needs. We cannot guarantee the future payment of dividends or the amount of any such dividends. As of September 30, 2013, our existing cash reserves totaled approximately $20,000,000.

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2013, we had made aggregate draw requests under the Loan of $9,740,000. Interest expense paid on the Loan for the nine months ended September 30, 2013 and 2012 was $1,268,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2013 and December 31, 2012.

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

Results of Operations

As of September 30, 2013, the Property was approximately 50% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Revenue

Total revenue decreased by approximately $1.0 million to $3.7 million for the three months ended September 30, 2013, as compared to $4.7 million for the three months ended September 30, 2012. This decrease was primarily due to a decrease in rental income of $0.4 million, and a decrease in recoverable income of $0.6 million, both due to a decrease in occupancy.

Expenses

Total expenses increased by approximately $0.3 million to $4.5 million for the three months ended September 30, 2013, as compared to $4.2 million for the three months ended September 30, 2012. The increase is predominantly a result of an increase in real estate taxes and insurance of $0.2 million and an increase in depreciation and amortization of $0.1 million.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Revenue

Total revenue decreased by approximately $5.5 million to $10.9 million for the nine months ended September 30, 2013, as compared to $16.4 million for the nine months ended September 30, 2012. This decrease was primarily due to a decrease in rental revenue of $2.7 million and a decrease in recoverable expenses of $2.8 million, both due to a decrease in occupancy.

Expenses

Total expenses decreased by approximately $1.5 million to $12.3 million for the nine months ended September 30, 2013, as compared to $13.8 million for the nine months ended September 30, 2012. The decrease is predominantly due to a decrease in operating expenses of $0.9 million, a decrease in real estate taxes and insurance of $0.5 million and a decrease in depreciation and amortization of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $18.7 million at September 30, 2013 and $18.8 million at December 31, 2012. The $0.1 million decrease for the nine months ended September 30, 2013 is primarily attributable to approximately $1.9 million used for operating activities, which was offset by approximately $1.8 million provided by investing activities.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $1.9 million for the nine months ended September 30, 2013 was primarily attributable to a net loss of approximately $1.3 million, a decrease in step rent receivable of $1.3 million and a decrease of $3.4 million by uses arising from other current accounts and payment of deferred leasing costs of $0.5 million, which was offset by the add-back of $4.6 million non-cash activities.

Investing Activities

The cash provided by investing activities of approximately $1.9 million for the nine months ended September 30, 2013 was attributable to the purchases of real estate assets of $6.1 million which was offset by the redemptions of the restricted investment of $8.0 million.

Financing Activities

There was no cash provided by or used for financing activities for the nine months ended September 30, 2013.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations and distributions to equity holders. As of September 30, 2013, we had approximately $4.5 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2013, we had made aggregate draw requests under the Loan of $9,740,000. Interest expense from the Loan for the nine months ended September 30, 2013 and 2012 is $1,268,000 for both periods.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2013 and December 31, 2012.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2013 and 2012, management fees paid were approximately $50,000 and $83,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2013 and 2012, investor services fees paid were approximately $11,000 and $1,000, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: November 12, 2013	/s/ George J. Carter	President
	George J. Carter	(Principal Executive Officer)

Date: November 12, 2013	/s/ Barbara J. Fournier	Chief Operating Officer
	Barbara J. Fournier	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith..

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.
18