Form 10-K
period 2013-12-31
FSP 303 East Wacker Drive Corp.
filed 2014-03-07
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2014.

Documents incorporated by reference: None.

Item 1.   Business

History

Our company, FSP 303 East Wacker Drive Corp., which individually or together with its subsidiary, we refer to as the “Company”, “we” or “our”, is a Delaware corporation formed to purchase, own and operate a twenty-eight story multi-tenant office tower containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property. The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

The Property was completed in 1979 and is a twenty-eight story multi-tenant office tower located in downtown Chicago, Illinois containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage.

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

The Property was approximately 55% leased as of December 31, 2013 to a diverse group of tenants with staggered lease expirations. As of December 31, 2013, 34 tenants were leasing space at the Property. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2013, no tenant leased 10% or more of the Property’s rentable space.

During the year ended December 31, 2013, we executed new leases, expansions and renewals totaling approximately 108,000 square feet, representing approximately 12.5% of the Property’s rentable area. Management is encouraged by the healthy tour activity at the Property by smaller prospective tenants (under 20,000 square feet), but believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users. As a result, management believes that the trend of higher vacancy rates and disappointing net absorption has continued within the East Loop. We believe that the East Loop has had difficulty stabilizing during the past five years, with several of its office properties losing anchor tenants and experiencing declining occupancies. During this period of time, we believe that users in fields such as the technology sector have absorbed significant amounts of quasi-office and warehouse spaces along the Chicago River in a submarket known as River North and in locations considered to be on the fringes of downtown Chicago. Many of the retrofitted buildings that have been attracting these users were built in the early twentieth century with very large floor plates that allow for extremely dense populations on a single floor.

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

Investment Objectives

The Company's investment objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases and new leasing activity in currently vacant space, (iii) have that cash potentially increase over time if rental rates increase for new leases, (iv) provide a return of capital to holders of our Preferred Stock if a capital event occurs, (v) provide increased equity in the Property to our holders of Preferred Stock as a result of potential appreciation in market value, and (vi) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

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

Permanent Mortgage Loan

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2013, the Company had made aggregate draw requests under the Loan of $10,312,000. Interest expense from the Loan for each of the years ended December 31, 2013 and 2012 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2013 and 2012.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the years ended December 31, 2013 and 2012 is $30,000 and $31,000, respectively, and is included in interest expense in the Company’s Consolidated Statements of Operations.

Competition

The Property is a multi-tenant office tower located in the East Loop office submarket in downtown Chicago, Illinois. For the year ended December 31, 2013, we executed new leases, expansions and renewals totaling approximately 108,000 square feet, representing approximately 12.5% of the Property’s rentable area. Management is encouraged by the healthy tour activity at the Property by smaller prospective tenants (under 20,000 square feet), but believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users. As a result, management believes that the trend of higher vacancy rates and disappointing net absorption has continued within the East Loop. We believe that the East Loop has had difficulty stabilizing during the past five years, with several of its office properties losing anchor tenants and experiencing declining occupancies. During this period of time, we believe that users in fields such as the technology sector have absorbed significant amounts of quasi-office and warehouse spaces along the Chicago River in a submarket known as River North and in locations considered to be on the fringes of downtown Chicago. Many of the retrofitted buildings that have been attracting these users were built in the early twentieth century with very large floor plates that allow for extremely dense populations on a single floor.

The Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is no existing significant competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. Given that the Property is a multi-tenant office tower that is leased to a diverse group of office and retail tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time. Management believes that the position of the Property within the East Loop office market is strong compared to competing buildings in that market and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

Employees

We had no employees as of December 31, 2013.

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

Item 1A.     Risk Factors

Not applicable.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

Set forth below is information regarding the Property as of December 31, 2013:

						Annual Rent Revenue
						from Major Tenants
	Date of	Approx.	Percent	Number		For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Name of Major Tenants(1)	December 31, 2013

303 East Wacker Drive Chicago, Illinois 60601	1/5/2007	860,000	55%	34	Maximus, AECOM and Interwoven	$6,491,000

(1)   As of December 31, 2013, no tenant leased 10% or more of the Property’s rentable space.

The average effective annual rent per leased square foot for the years ended December 31, 2013 and 2012 was $19.03 and $19.15, respectively. In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses.  In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

We acquired the Property on January 5, 2007 through a limited liability company, all of whose equity interest is owned, directly or indirectly, by the Company. In the opinion of our management, the Property is adequately covered by insurance. The Property is currently encumbered by the Loan.

The Property was completed in 1979 and is a twenty-eight story multi-tenant office tower located in downtown Chicago, Illinois containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage.

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration(1)	Expiration

2014	5	14,203	$198,226	3.15%
2015	6	42,006	945,819	15.03%
2016	4	51,226	1,096,905	17.43%
2017	4	86,730	916,193	14.56%
2018	4	31,819	613,020	9.74%
2019	2	6,368	129,933	2.06%
2020	2	22,781	522,036	8.29%
2021	2	37,026	718,709	11.42%
2022	1	29,257	1,153,754	18.33%
2023	—	—	—	0.00%

Total	30	321,416	$6,294,595	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2013.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 55% leased as of December 31, 2013 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2013, 34 tenants were leasing space at the Property and no tenant leased 10% or more of the Property’s rentable space.

Leases

In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses. In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses

Additional Operating Data

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

As of February 28, 2014, Franklin Street was the sole holder of record of the Common Stock and there were 835 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions have been or will be declared on the Common Stock.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2012	$1,898,390
June 30, 2012	1,898,390
September 30, 2012	1,898,390
December 31, 2012	—

March 31, 2013	$—
June 30, 2013	—
September 30, 2013	—
December 31, 2013	—

The following schedule summarizes tax components of the distributions paid for the year ended December 31:

(in thousands)	2013		2012
	Preferred	%	Preferred	%
Ordinary income	$—	0%	$3,485	61%
Return of Capital	—	0%	2,210	39%
Total	$—	0%	$5,695	100%

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

Overview

FSP 303 East Wacker Drive Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, and operate a twenty-eight story multi-tenant office tower containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including relatively high levels of unemployment, which directly affects the demand for office space, our primary income producing asset. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment the availability of debt and interest rate fluctuations. However, we believe that unemployment rates have begun to trend lower. We also believe that the Federal Reserve Bank’s tapering program in December 2013 has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations. We could benefit from any further improved economic fundamentals and increasing levels of employment. We believe that the economy could be in the early stages of a cyclically-slower but prolonged broad-based upswing. However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 55% leased as of December 31, 2013 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2013, 34 tenants were leasing space at the Property and no tenant leased 10% or more of the Property’s rentable space.

During the year ended December 31, 2013, we executed new leases, expansions and renewals totaling approximately 108,000 square feet, representing approximately 12.5% of the Property’s rentable area. Management is encouraged by the healthy tour activity at the Property by smaller prospective tenants (under 20,000 square feet), but believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users. As a result, management believes that the trend of higher vacancy rates and disappointing net absorption has continued within the East Loop. We believe that the East Loop has had difficulty stabilizing during the past five years, with several of its office properties losing anchor tenants and experiencing declining occupancies. During this period of time, we believe that users in fields such as the technology sector have absorbed significant amounts of quasi-office and warehouse spaces along the Chicago River in a submarket known as River North and in locations considered to be on the fringes of downtown Chicago. Many of the retrofitted buildings that have been attracting these users were built in the early twentieth century with very large floor plates that allow for extremely dense populations on a single floor.

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

During the three months ended December 31, 2013, we believe that vacancy rates increased slightly and that rental rates were stable for buildings in Chicago’s East Loop office market. These trends may continue, worsen or improve in the future. Although occupancy levels decreased during 2013, management believes that the position of the Property within the East Loop office market is strong compared to competing buildings in that market and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has implemented a number of lobby upgrades. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the existing vacant space under favorable terms, the opportunity for payment of dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock. However, we may not be able to lease all of the remaining vacant space.

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

In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2013, the Company had made aggregate draw requests under the Loan of $10,312,000. Interest expense from the Loan for the years ended December 31, 2013 and 2012 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2013 and 2012.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•	allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense;
•	assessment of the carrying values and impairments of long-lived assets; and
•	classification of leases.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2013, the Property was approximately 55% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenue

Total revenue decreased $5.4 million to $14.1 million for the year ended December 31, 2013, as compared to $19.5 million for the year ended December 31, 2012. This decrease was primarily due to a decrease in rental revenue of $2.4 million, and a decrease in recoverable expenses of $3.0 million, both due to a decrease in occupancy.

Expenses

Total expenses decreased approximately $1.6 million to $16.4 million for the year ended December 31, 2013 as compared to $18.0 million for the year ended December 31, 2012. The decrease is predominantly due to a decrease in real estate taxes and insurance of $0.8 million and a decrease in overall rental operating expenses of $0.8 million.

Liquidity and Capital Resources

Cash and cash equivalents were $18.8 million at December 31, 2013 and 2012.

Management believes that the existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.7 million for the year ended December 31, 2013 was primarily attributable to a net loss of approximately $2.3 million plus non-cash items of $6.1 million consisting primarily of depreciation and amortization, offset by uses arising from other current accounts of $0.9 million and payments of deferred leasing costs of $1.2 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2013 of approximately $1.8 million was attributable to the purchase of real estate assets of $7.8 million, which was offset by the redemptions of the restricted investments – held to maturity of $6.0 million.

Financing Activities

There was no cash provided by or used for financing activities for the year ended December 31, 2013.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments, and distributions to equity holders. As of December 31, 2013, we had approximately $5.2 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2013, the Company had made aggregate draw requests under the Loan of $10,312,000. Interest expense from the Loan for each of the years ended December 31, 2013 and 2012 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2013 and 2012.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the years ended December 31, 2013 and 2012 is $30,000 and $31,000, respectively, and is included in interest expense in the Company’s Consolidated Statements of Operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2013 and 2012, management fees paid were approximately $65,000 and $98,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees and expenses paid were approximately $15,000 and $3,000, respectively.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2013 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2014	$9,103
2015	9,124
2016	8,461
2017	6,282
2018	5,558
Thereafter	25,946

$64,474

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

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2014 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 65, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 58, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE MKT Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 66, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 42, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.), and has completed all requirements for an M.B.A. from Cornell University, which will be officially conferred in May of 2014. Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2013 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2014 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2013 and 2012, management fees paid were approximately $65,000 and $98,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees paid were approximately $15,000 and $3,000, respectively.

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

Item 14.      Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

On January 10, 2014, the Company was informed by its former independent registered public accounting firm, Braver P.C. (“Braver”), that it had combined its practice (the “Transaction”) with Marcum LLP (“Marcum”) on January 10, 2014. As a result of the Transaction, Braver effectively resigned as the Company’s independent registered public accounting firm. On February 4, 2014, the Company engaged Marcum as the Company’s independent registered public accounting firm.

The following tables summarize the aggregate fees billed by the Company’s former independent registered public accounting firm, Braver, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	2013	2013	2012
Fee Category	Marcum	Braver	Braver
Audit Fees (1)	$49,875	$14,175	$64,050
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	5,250	—	5,250
All Other Fees (4)	—	—	—
	$55,125	$14,175	$69,300

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2013 and 2012.

(4)	The Company was not billed by either of its independent registered public accounting firms in 2013 or 2012 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 7, 2014 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By:   /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 7, 2014

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 7, 2014
/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 7, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.1	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.2	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 (File No. 000-53165).

10.3	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.4	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.5	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.6	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.7	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.8	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.
27

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF MARCUM LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FSP 303 East Wacker Drive Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of FSP 303 East Wacker Drive Corp. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FSP 303 East Wacker Drive Corp., as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum llp

Needham, Massachusetts

March 7, 2014

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FSP 303 East Wacker Drive Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of FSP 303 East Wacker Drive Corp. as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 303 East Wacker Drive Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver P.C.

Needham, Massachusetts

March 12, 2013

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2013	2012

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	144,867	138,564
Furniture and equipment	590	590
	171,657	165,354

Less accumulated depreciation	26,375	22,639

Real estate investments, net	145,282	142,715

Acquired real estate leases, net of accumulated amortization of $4,051 and $3,487, respectively	653	1,234
Acquired favorable real estate leases, net of accumulated amortization of $4,095 and $3,524, respectively	660	1,247
Cash and cash equivalents	18,810	18,820
Restricted cash	715	1,930
Restricted investment	23,997	29,997
Tenant rent and other receivables, less allowance for doubtful accounts of $0 and $64, respectively	139	276
Step rent receivable	3,794	2,207
Deferred leasing costs, net of accumulated amortization of $924 and $560, respectively	3,919	3,256
Deferred financing costs, net of accumulated amortization of $73 and $43, respectively	231	261
Prepaid expenses and other assets	79	30

Total assets	$198,279	$201,973

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,233	$6,406
Tenant security deposits	398	566
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $118 and $101, respectively	44	61

Total liabilities	40,675	42,033

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(39,558)	(37,222)

Total Stockholders’ Equity	157,604	159,940

Total Liabilities and Stockholders’ Equity	$198,279	$201,973
See accompanying notes to consolidated financial statements.
F-4

FSP 303 East Wacker Drive Corp. Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2013	2012

Revenues:
Rental	$14,083	$19,478

Total revenue	14,083	19,478

Expenses:

Rental operating expenses	5,415	6,251
Real estate taxes and insurance	3,742	4,536
Depreciation and amortization	5,592	5,529
Interest expense	1,721	1,722

Total expenses	16,470	18,038

Net income (loss) before interest income	(2,387)	1,440

Interest income	51	92

Net income (loss) attributable to preferred stockholders	$(2,336)	$1,532

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net income (loss) per preferred share, basic and diluted	$(1,057)	$693
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2012 and 2013

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2012	$—	$—	$197,162	$(33,059)	$164,103

Distributions - preferred stockholders
or $2,577 per preferred share	—	—	—	(5,695)	(5,695)

Net income	—	—	—	1,532	1,532
Balance, December 31, 2012	—	—	197,162	(37,222)	159,940

Net loss	—	—	—	(2,336)	(2,336)
Balance, December 31, 2013	$—	$—	$197,162	$(39,558)	$157,604

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,336)	$1,532
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,622	5,560
Amortization of favorable real estate leases	587	637
Amortization of unfavorable real estate leases	(17)	(17)
Increase (decrease) in bad debt reserve	(64)	4
Changes in operating assets and liabilities:
Restricted cash	1,215	87
Tenant rent and other receivable	201	129
Step rent receivable	(1,587)	203
Prepaid expenses and other assets	(49)	115
Accounts payable and accrued expenses	(480)	(1,795)
Tenant security deposits	(168)	(23)
Payments of deferred leasing costs	(1,175)	(2,509)

Net cash provided by operating activities	1,749	3,923

Cash flows from investing activities:
Purchase of real estate assets	(7,759)	(1,788)
Redemptions of restricted investment	6,000	2,996

Net cash provided by (used for) investing activities	(1,759)	1,208

Cash flows from financing activities:
Distributions to stockholders	—	(5,695)

Net cash used for financing activities	—	(5,695)

Net decrease in cash and cash equivalents	(10)	(564)

Cash and cash equivalents, beginning of year	18,820	19,384

Cash and cash equivalents, end of year	$18,810	$18,820

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,691	$1,691

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$221	$914

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

1.     Organization

FSP 303 East Wacker Drive Corp. (the “Company”) was organized on December 13, 2006 as a corporation under the laws of the State of Delaware to purchase, own, and operate a twenty-eight story Class “A” multi-tenant office tower containing approximately 860,000 rentable square feet of space located in downtown Chicago, Illinois (the “Property”). The Company acquired the Property and commenced operations on January 5, 2007. Franklin Street Properties Corp. (“Franklin Street”) (NYSE MKT: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”). Between February 2007 and December 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of the Company’s preferred stock, $.01 par value per share (the “Preferred Stock”). FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2013 and 2012, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $4,499,000 and $4,098,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $581,000 and $996,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000. Detail of the acquired real estate leases is as follows:

(in thousands)	December 31,
	2013	2012
Cost	$4,704	$4,721
Accumulated amortization	(4,051)	(3,487)
Book value	$653	$1,234

The estimated annual amortization expense for the three years succeeding December 31, 2013 is as follows:

(in thousands)
2014	$449
2015	$132
2016	$72

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $587,000 and $637,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000. Detail of the acquired favorable real estate leases is as follows:

(in thousands)	December 31,
	2013	2012
Cost	$4,755	$4,771
Accumulated amortization	(4,095)	(3,524)
Book value	$660	$1,247

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the three years succeeding December 31, 2013 is as follows:

(in thousands)
2014	$478
2015	$123
2016	$59

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $17,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000. Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2013	2012
Cost	$162	$162
Accumulated amortization	(118)	(101)
Book value	$44	$61

The estimated annual amortization for the three years succeeding December 31, 2013 is as follows:

(in thousands)
2014	$17
2015	$16
2016	$11

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

RESTRICTED CASH AND INVESTMENT

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of December 31, 2013, the Company held various certificates of deposit with original maturities of four months at a total carrying value of $12,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on March 6, 2014 with a carrying value of $11,997,000.

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

For the years ended December 31, 2013 and 2012, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2013 and 2012:

	2013	2012
Maximus	19.4%	13.5%
AECOM	16.8%	16.6%
Interwoven	11.7%	11.0%
Groupon Inc	0.0%	12.2%

The Groupon Inc. lease expired on July 30, 2013.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, restricted investment, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $3,794,000 and $2,207,000 at December 31, 2013 and 2012, respectively.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that an allowance of $0 and $64,000 as of December 31, 2013 and 2012, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $512,000 and $435,000 for the years ended December 31, 2013 and 2012, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2013	2012
Income from leases	$9,048	$12,764
Straight-line rent adjustment	1,112	(203)
Reimbursable expenses and parking	4,441	7,537
Termination fees	52	—
Amortization of favorable leases	(587)	(637)
Amortization of unfavorable leases	17	17

Total	$14,083	$19,478

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2013 and 2012. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There is also an established fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets at fair value are categorized based on the inputs to the valuation techniques as follows:

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

SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

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

During the years 2006 to 2013, the Company incurred a net operating loss for income tax purposes of approximately $8,622,000 which can be carried forward until it expires between 2026 and 2033. The gross amount of net operating losses available to the Company was $8,622,000 and $5,876,000 as of December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company’s net tax basis of its real estate assets was $162,573,000.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

3.      Income Taxes (continued)

The following schedule reconciles net income to taxable income subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2013	2012

Net income (loss)	$(2,336)	$1,532

Adjustments: Book depreciation and amortization	5,622	5,560
Amortization of favorable real estate leases	587	637
Deferred rent	1	(3)
Other adjustment	—	4
Tax depreciation and amortization	(5,447)	(4,516)
Amortization of unfavorable real estate leases	(17)	(17)
Straight-line rent adjustment	(1,156)	195
Taxable income (loss)	$(2,746)	$3,392

The following schedule summarizes the tax components of the distributions paid for the years ended December 31:

(in thousands)	2013		2012
	Preferred	%	Preferred	%
Ordinary income	$—	—	$3,485	61%
Return of Capital	—	—	2,210	39%
Total	$—	—	$5,695	100%

4.     Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2013, the Company had made aggregate draw requests under the Loan of $10,312,000. Interest expense from the Loan for each of the years ended December 31, 2013 and 2012 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2013 and December 31, 2012.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the years ended December 31, 2013 and 2012 is $30,000 and $31,000, respectively, and is included in interest expense in the Company’s Consolidated Statements of Operations.

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

6.       Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2013 and 2012, management fees paid were approximately $65,000 and $98,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees and expenses paid were approximately $15,000 and $3,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

7.     Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2014	$ 9,103
	2015	9,124
	2016	8,461
	2017	6,282
	2018	5,558
	Thereafter	25,946

		$ 64,474

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

8.     Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2013 and 2012, the Company owned and operated the Property in that one segment.

9.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2013	2012

Accrued property tax	$3,306	$4,474
Deferred rental income	881	200
Accrued capital expenditures	147	861
Accounts payable and other accrued expenses	825	514
Due to tenant - real estate taxes	—	288
Due to tenant - tenant improvements	74	69

Total	$5,233	$6,406

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
	(in thousands)
303 East Wacker, Chicago, Illinois	$35,000	$26,200	$128,502	$16,955	$26,200	$145,457	$171,657	$26,375	$145,282	5- 39	2007

(1)	The aggregate cost for Federal Income Tax purposes is $190,302.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2013	2012

Real estate investments, at cost:
Balance, beginning of year	$165,354	$162,737
Improvements	7,066	2,617
Dispositions	(763)	—

Balance, end of year	$171,657	$165,354

Accumulated depreciation:
Balance, beginning of year	$22,639	$18,541
Depreciation	4,499	4,098
Dispositions	(763)	—

Balance, end of year	$26,375	$22,639

