Form 10-Q
period 2014-09-30
FSP 303 East Wacker Drive Corp.
filed 2014-11-12
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 31, 2014.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

September 30, 2014

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Mine Safety Disclosures	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2014	2013

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	149,249	144,867
Furniture and equipment	590	590
	176,039	171,657

Less accumulated depreciation	30,053	26,375

Real estate investments, net	145,986	145,282

Acquired real estate leases, net of accumulated amortization of $1,744 and $4,051, respectively	255	653
Acquired favorable real estate leases, net of accumulated amortization of $1,770 and $4,095, respectively	236	660
Cash and cash equivalents	17,639	18,810
Restricted cash	2,565	715
Restricted investments	18,996	23,997
Tenant rent receivable, less allowance for doubtful accounts of $25 and $0, respectively	266	139
Step rent receivable	4,542	3,794
Deferred leasing costs, net of accumulated amortization of $1,328 and $924, respectively	5,035	3,919
Deferred financing costs, net of accumulated amortization of $95 and $73, respectively	209	231
Prepaid expenses and other assets	91	79

Total assets	$195,820	$198,279

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,914	$5,233
Tenant security deposits	389	398
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $130 and $118, respectively	32	44

Total liabilities	41,335	40,675

Commitments and Contingencies	—	—

Stockholders’ Equity:

Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(42,677)	(39,558)

Total Stockholders’ Equity	154,485	157,604

Total Liabilities and Stockholders’ Equity	$195,820	$198,279

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013

Revenues:
Rental	$3,619	$3,737	$10,296	$10,931

Total revenue	3,619	3,737	10,296	10,931

Expenses:

Rental operating expenses	1,443	1,455	4,185	3,969
Real estate taxes and insurance	1,034	1,219	3,419	2,877
Depreciation and amortization	1,605	1,433	4,549	4,151
Interest expense	430	430	1,290	1,290

Total expenses	4,512	4,537	13,443	12,287

Loss before interest income	(893)	(800)	(3,147)	(1,356)

Interest income	9	13	28	40

Net loss attributable to preferred stockholders	$(884)	$(787)	$(3,119)	$(1,316)

Weighted average number of preferred shares outstanding, basic and diluted	2,210	2,210	2,210	2,210

Net loss per preferred share, basic and diluted	$(400)	$(356)	$(1,411)	$(595)

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(3,119)	$(1,316)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	4,571	4,173
Amortization of favorable real estate leases	424	440
Amortization of unfavorable real estate leases	(12)	(12)
Increase (decrease) in bad debt reserve	25	(34)
Changes in operating assets and liabilities:
Restricted cash	(1,850)	(1,354)
Tenant rent receivable	(152)	(93)
Step rent receivable	(748)	(1,267)
Prepaid expenses and other assets	(12)	(72)
Accounts payable and accrued expenses	(902)	(1,755)
Tenant security deposits	(9)	(119)
Payment of deferred leasing costs	(1,527)	(545)

Net cash used for operating activities	(3,311)	(1,954)

Cash flows from investing activities:
Purchase of real estate assets	(2,861)	(6,145)
Redemptions of restricted investments	5,001	8,004

Net cash provided by investing activities	2,140	1,859

Net decrease in cash and cash equivalents	(1,171)	(95)

Cash and cash equivalents, beginning of period	18,810	18,820

Cash and cash equivalents, end of period	$17,639	$18,725

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,268	$1,268

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,804	$785

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, Restricted Cash / Investments, and Recent Accounting Standards

Organization

FSP 303 East Wacker Drive Corp. (the “Company”) was organized on December 13, 2006 as a corporation under the laws of the State of Delaware to purchase, own, and operate a twenty-eight story multi-tenant office tower containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois (the “Property”). The Company acquired the Property and commenced operations on January 5, 2007. Franklin Street Properties Corp. (“Franklin Street”) (NYSE MKT: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”). Between February 2007 and December 2007, FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2014 and December 31, 2013, no impairment charges were recorded.

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

Restricted Cash and Investments

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investments under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of September 30, 2014, the Company held various certificates of deposit with original maturities of four to five months at a total carrying value of $11,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on March 5, 2015 with a carrying value of $8,000,000.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2011 and thereafter.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3.   Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2014, the Company had drawn an aggregate of $13,454,000 under the Loan. Interest expense paid on the Loan for the nine months ended September 30, 2014 and 2013 was $1,268,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various financial and non-financial covenants, which include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of September 30, 2014 and December 31, 2013.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for the nine months ended September 30, 2014 and 2013 is $22,000 for both periods and is included in interest expense in the Company’s Consolidated Statements of Operations.

4.   Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2014 and 2013, management fees paid were approximately $51,000 and $50,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2014 and 2013, investor services fees and expenses paid were approximately $11,000 for both periods.

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

5.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2014 and 2013.

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

Franklin Street Properties Corp., which we refer to as Franklin Street, is the sole holder of our one share of common stock, $.01 par value per share, which we refer to as the Common Stock, that is issued and outstanding. Between February 2007 and December 2007, FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 2,210 shares of our preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Since the completion of the placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or dividend related to the Common Stock.

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

Real Estate Operations

The Property was approximately 61% leased (exclusive of temporary expansions of six months or less) as of September 30, 2014 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of September 30, 2014, 36 tenants were leasing space at the Property and no tenant leased 10% or more of the Property’s rentable space.

During the three months ended September 30, 2014, management finalized an expansion and extension with Hewlett-Packard Company (formerly Interwoven) for 48,008 square feet and Narrative Science expanded to 13,373 square feet. Management also finalized an expansion with Maximus for 13,210 square feet, a new lease with Hireology for 15,576 square feet and Typenex (formerly Chicago Ventures) renewed and expanded to 11,114 square feet. Management continues to make progress with leasing the existing vacancy. There has been steady touring activity at the Property by smaller prospective tenants (under 20,000 square feet). However, management believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users.

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

During the three months ended September 30, 2014, we believe that vacancy rates increased slightly and that rental rates were stable for buildings in Chicago’s East Loop office submarket. These trends may continue, worsen or improve in the future. Management believes that the position of the Property within the East Loop office submarket is strong compared to competing buildings in that submarket and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has implemented a number of lobby upgrades. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the existing vacant space under favorable terms, the opportunity for payment of dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock. However, we may not be able to lease all of the remaining vacant space.

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

The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2014, we had drawn an aggregate of $13,454,000 under the Loan. Interest expense paid on the Loan for the nine months ended September 30, 2014 and 2013 was $1,268,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2014 and December 31, 2013.

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

Results of Operations

As of September 30, 2014, the Property was approximately 61% leased (exclusive of temporary expansions of six months or less) to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Revenue

Total revenue decreased by approximately $0.1 million to $3.6 million for the three months ended September 30, 2014, as compared to $3.7 million for the three months ended September 30, 2013. This decrease was primarily due to a decrease in recoverable income of $0.2 million which was partially offset by an increase in total rental revenue of $0.1 million.

Expenses

Total expenses remained unchanged at $4.5 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Revenue

Total revenue decreased by approximately $0.6 million to $10.3 million for the nine months ended September 30, 2014, as compared to $10.9 million for the nine months ended September 30, 2013. This decrease was primarily due to a decrease in rental revenue of $0.6 million as a result of a decrease in occupancy.

Expenses

Total expenses increased by approximately $1.1 million to $13.4 million for the nine months ended September 30, 2014, as compared to $12.3 million for the nine months ended September 30, 2013. The increase is predominantly due to an increase in operating expenses of $0.2 million, an increase in real estate taxes and insurance of $0.5 million and an increase in depreciation and amortization of $0.4 million.

Liquidity and Capital Resources

Cash and cash equivalents were $17.6 million at September 30, 2014 and $18.8 million at December 31, 2013. The $1.2 million decrease for the nine months ended September 30, 2014 is primarily attributable to approximately $3.3 million used for operating activities, which was offset by approximately $2.1 million provided by investing activities.

Management believes that the existing cash and cash equivalents as of September 30, 2014 of $17.6 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $3.3 million for the nine months ended September 30, 2014 was primarily attributable to a net loss of approximately $3.1 million, an increase in restricted cash of $1.8 million, an increase of $1.0 million by uses arising from other current accounts, a decrease in accounts payable and accrued expenses of $0.9 million, and payment of deferred leasing costs of $1.5 million. The decrease was partially offset by the addition of $5.0 million of depreciation and amortization.

Investing Activities

The cash provided by investing activities of approximately $2.1 million for the nine months ended September 30, 2014 was attributable to the redemptions of the restricted investment of $5.0 million, which was offset by the purchases of real estate assets of $2.9 million.

Financing Activities

There was no cash provided by or used for financing activities for the nine months ended September 30, 2014.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of September 30, 2014, we had approximately $5.9 million in accrued liabilities, and $35 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2014, we had drawn an aggregate of $13,454,000 under the Loan. Interest expense from the Loan for the nine months ended September 30, 2014 and 2013 is $1,268,000 for both periods.

The Loan agreement includes restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2014 and December 31, 2013.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2014 and 2013, management fees paid were approximately $51,000 and $50,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2014 and 2013, investor services fees paid were approximately $11,000 for both periods.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: November 12, 2014	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 12, 2014	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

