Form 10-K
period 2014-12-31
FSP 303 East Wacker Drive Corp.
filed 2015-03-12
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑.

As of June 30, 2014 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2015.

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

The Company was organized in December 2006 by FSP Investments LLC, a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE MKT: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

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

The Property was approximately 61% leased (exclusive of temporary expansions of six months or less) as of December 31, 2014 to a diverse group of tenants with staggered lease expirations. As of December 31, 2014, 35 tenants were leasing space at the Property. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2014, no tenant leased 10% or more of the Property’s rentable space.

During the year ended December 31, 2014, we executed new leases, expansions and renewals totaling approximately 131,000 square feet, representing approximately 15.2% of the Property’s rentable area. Management is encouraged by the steady tour activity at the Property by smaller prospective tenants (under 20,000 square feet), but believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users.

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

Permanent Mortgage Loan

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2014, the Company had made aggregate draw requests under the Loan of $16,501,000. Interest expense from the Loan for each of the years ended December 31, 2014 and 2013 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Non-financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2014 and 2013.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the years ended December 31, 2014 and 2013 was $30,000, and is included in interest expense in the Company’s Consolidated Statements of Operations.

Competition

The Property is a multi-tenant office tower located in the East Loop office submarket in downtown Chicago, Illinois. For the year ended December 31, 2014, we executed new leases, expansions and renewals totaling approximately 131,000 square feet, representing approximately 15.2% of the Property’s rentable area. Management is encouraged by the steady tour activity at the Property by smaller prospective tenants (under 20,000 square feet), but believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users.

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

Employees

We had no employees as of December 31, 2014.

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

Item 1A.   Risk Factors

Not applicable.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

Set forth below is information regarding the Property as of December 31, 2014:

						Annual Rent Revenue from Major Tenants
	Date of	Approx.	Percent	Number	Name of Major	For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Tenants(2)	December 31, 2014

303 East Wacker Drive Chicago, Illinois 60601	1/5/2007	860,000	61%(1)	35	Maximus, AECOM, and Hewlett- Packard	$ 5,854,000

(1)	Exclusive of temporary expansions of six months or less.
(2)	As of December 31, 2014, no tenant leased 10% or more of the Property’s rentable space.

The average effective annual rent per leased square foot for the years ended December 31, 2014 and 2013 was $18.89 and $19.03, respectively. In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses.  In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

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

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration(1)	Expiration

2015	5	34,705	$778,033	13.42%
2016	3	10,715	230,375	3.97%
2017	4	99,940	285,286	4.92%
2018	4	31,819	613,020	10.58%
2019	4	26,094	558,677	9.64%
2020	1	9,488	256,176	4.42%
2021	1	29,852	234,136	4.04%
2022	5	92,357	1,188,630	20.51%
2023	—	—	—	0.00%
2024	4	154,853	1,651,410	28.49%

Total	31	489,823	$5,795,743	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2014.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 61% leased (exclusive of temporary expansions of six months or less) as of December 31, 2014 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2014, 35 tenants were leasing space at the Property and no tenant leased 10% or more of the Property’s rentable space.

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

As of February 28, 2015, Franklin Street was the sole holder of record of the Common Stock and there were 838 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions have been or will be declared on the Common Stock.

There were no Distributions paid for the years ended December 31, 2014 and 2013. Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. We cannot guarantee the future payment of dividends or the amount of any such dividends. See the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K for additional information. There were no dividends on Common Stock during this period.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with slowly declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  In addition, the Federal Reserve Bank’s termination of its quantitative easing program (or QE), has been generally received as a harbinger of real improvement, which could bode well for our real estate operations. We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 61% leased (exclusive of temporary expansions of six months or less) as of December 31, 2014 to a diverse group of tenants with staggered lease expirations. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2014, 35 tenants were leasing space at the Property and no tenant leased 10% or more of the Property’s rentable space.

During the three months ended December 31, 2014, management finalized an expansion with Kelly Scott & Madison for 3,928 square feet. Management continues to make progress with leasing the existing vacancy. There has been steady touring activity at the Property by smaller prospective tenants (under 20,000 square feet) during the past 18 months. However, management believes that office buildings in the East Loop submarket of Chicago, where the Property is located, continue to struggle with attracting larger prospective users.

Since June 2012, management has negotiated and executed new leases, expansions and renewals that total more than 360,000 square feet (representing over 40% of the rentable space in the Property), including transactions with Hewlett-Packard, XPO Logistics, Senior Lifestyle Management, Maximus, Kelly Scott & Madison, Hireology, Typenex, Narrative Science, McGraw Hill Global Education, Smithfield Foods, FirstService Residential, National Tax Search and AECOM Technology. Management believes that one of the major differences in the current tenant roster, as compared to the tenant roster a few years ago, is that none of the current individual tenants leases as much as 100,000 square feet. Therefore, management believes that the Property has a solid foundation of tenancy without reliance upon a large anchor tenant. Management believes that it has successfully mitigated the near-term lease rollover exposure and strategically staggered the lease expirations throughout the next thirteen years to 2027.

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

During the three months ended December 31, 2014, we believe that vacancy rates decreased slightly and that rental rates were stable for buildings in Chicago’s East Loop office submarket. These trends may continue, worsen or improve in the future. Management believes that the position of the Property within the East Loop office submarket is strong compared to competing buildings in that submarket and management is optimistic that the existing vacant space will ultimately be leased to new tenants.  In order to further improve the Property’s position in Chicago’s office market, management has implemented a number of lobby upgrades. If we can stabilize the Property at a high occupancy level with long-term quality rental income streams from credit-worthy tenants, we could create value for the holders of our Preferred Stock. If successful in re-leasing the existing vacant space under favorable terms, the opportunity for payment of dividends and/or a sale of the Property at an attractive price could be a real possibility. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock. However, we may not be able to lease all of the remaining vacant space.

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

The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2014, we had drawn an aggregate of $16,501,000 under the Loan. Interest expense paid on the Loan for each of the years ended December 31, 2014 and 2013 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2014 and 2013.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2014, the Property was approximately 61% leased (exclusive of temporary expansions of six months or less) to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenue

Total revenue increased $0.2 million to $14.3 million for the year ended December 31, 2014, as compared to $14.1 million for the year ended December 31, 2013. This increase was primarily due to an increase in overall rental revenue due to a slight increase in occupancy.

Expenses

Total expenses increased $1.4 million to $17.9 million for the year ended December 31, 2014 as compared to $16.5 million for the year ended December 31, 2013. The increase is predominantly due to an increase in real estate taxes and insurance of $0.7 million, an increase in depreciation and amortization of $0.5 million and an increase in rental operating expenses of $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents were $20 million and $18.8 million at December 31, 2014 and 2013, respectively.

Management believes that the existing cash and cash equivalents as of December 31, 2014 of $20 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $1.9 million for the year ended December 31, 2014 was primarily attributable to a net loss of approximately $3.6 million, uses arising from other current accounts of $3.0 million and payments of deferred leasing costs of $1.9 million. The decreases were partially offset by adding back non-cash items of $6.6 million, consisting primarily of depreciation and amortization.

Investing Activities

The cash provided by investing activities for the year ended December 31, 2014 of approximately $3.1 million was attributable to the redemptions of the restricted investments – held to maturity of $8.0 million, which was offset by the purchase of real estate assets of $4.9 million.

Financing Activities

There was no cash provided by or used for financing activities for the year ended December 31, 2014.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments, and distributions to equity holders. As of December 31, 2014, we had approximately $6.7 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2014, we had drawn an aggregate of $16,501,000 under the Loan. Interest expense from the Loan for each of the years ended December 31, 2014 and 2013 was $1,691,000.

The Loan agreement includes restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2014 and 2013.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2014 and 2013, management fees paid were approximately $70,000 and $65,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For each of the years ended December 31, 2014 and 2013, investor services fees and expenses paid were approximately $15,000.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2014 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2015	$9,909
2016	9,515
2017	7,752
2018	7,640
2019	7,082
Thereafter	29,324

$71,222

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2015 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 66, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

Barbara J. Fournier, age 59, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE MKT Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member.

Janet Prier Notopoulos, age 67, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 43, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.), and Cornell University (M.B.A.).

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2014 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2015 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2014 and 2013, management fees paid were approximately $70,000 and $65,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For each of the years ended December 31, 2014 and 2013, investor services fees paid were approximately $15,000.

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

The following table summarizes the aggregate fees billed by the Company’s independent registered public accounting firms, Marcum and Braver, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	2014	2013	2013
Fee Category	Marcum	Marcum	Braver
Audit Fees (1)	$67,350	$49,875	$14,175
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	6,000	5,250	—
All Other Fees (4)	—	—	—
	$73,350	$55,125	$14,175

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $6,000 and $5,250 of the total tax fees incurred in 2014 and 2013, respectively.
(4)	The Company was not billed by either of its independent registered public accounting firms in 2014 or 2013 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2015 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By:   /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director (Principal Executive Officer)	March 12, 2015
George J. Carter

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
Barbara J. Fournier

/s/ Janet P. Notopoulos	Director, Vice President	March 12, 2015
Janet P. Notopoulos

/s/ Jeffrey B. Carter	Director, Vice President	March 12, 2015
Jeffrey B. Carter

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.1	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.2	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 (File No. 000-53165).

10.3	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

10.4	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.5	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.6	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.7	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.8	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10, as amended (File No. 000-53165)

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from FSP 303 East Wacker Drive Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF MARCUM LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FSP 303 East Wacker Drive Corp.:

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule on page F-15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FSP 303 East Wacker Drive Corp., as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum llp

Marcum llp

Needham, Massachusetts

March 12, 2015

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2014	2013

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	150,628	144,867
Furniture and equipment	590	590
	177,418	171,657

Less accumulated depreciation	31,375	26,375

Real estate investments, net	146,043	145,282

Acquired real estate leases, net of accumulated amortization of $1,529 and $4,051, respectively	204	653
Acquired favorable real estate leases, net of accumulated amortization of $1,651 and $4,095, respectively	182	660
Cash and cash equivalents	19,981	18,810
Restricted cash	2,519	715
Restricted investment	15,999	23,997
Tenant rent and other receivables	624	139
Step rent receivable	5,085	3,794
Deferred leasing costs, net of accumulated amortization of $1,428 and $924, respectively	5,151	3,919
Deferred financing costs, net of accumulated amortization of $103 and $73, respectively	201	231
Prepaid expenses and other assets	66	79

Total assets	$196,055	$198,279

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$6,653	$5,233
Tenant security deposits	399	398
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $135 and $118, respectively	27	44

Total liabilities	42,079	40,675

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(43,186)	(39,558)

Total Stockholders’ Equity	153,976	157,604

Total Liabilities and Stockholders’ Equity	$196,055	$198,279

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013

Revenues:
Rental	$14,276	$14,083

Total revenue	14,276	14,083

Expenses:

Rental operating expenses	5,666	5,415
Real estate taxes and insurance	4,429	3,742
Depreciation and amortization	6,124	5,592
Interest expense	1,721	1,721

Total expenses	17,940	16,470

Net loss before interest income	(3,664)	(2,387)

Interest income	36	51

Net loss attributable to preferred stockholders	$(3,628)	$(2,336)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net loss per preferred share, basic and diluted	$(1,642)	$(1,057)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013 and 2014

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2013	$—	$—	$197,162	$(37,222)	$159,940

Net loss	—	—	—	(2,336)	(2,336)
Balance, December 31, 2013	—	—	197,162	(39,558)	157,604

Net loss	—	—	—	(3,628)	(3,628)
Balance, December 31, 2014	$—	$—	$197,162	$(43,186)	$153,976

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(3,628)	$(2,336)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	6,154	5,622
Amortization of favorable real estate leases	478	587
Amortization of unfavorable real estate leases	(17)	(17)
Decrease in bad debt reserve	—	(64)
Changes in operating assets and liabilities:
Restricted cash	(1,804)	1,215
Tenant rent and other receivable	(485)	201
Step rent receivable	(1,291)	(1,587)
Prepaid expenses and other assets	13	(49)
Accounts payable and accrued expenses	463	(480)
Tenant security deposits	1	(168)
Payments of deferred leasing costs	(1,845)	(1,175)

Net cash provided by (used for) operating activities	(1,961)	1,749

Cash flows from investing activities:
Purchase of real estate assets	(4,866)	(7,759)
Redemptions of restricted investment	7,998	6,000

Net cash provided by (used for) investing activities	3,132	(1,759)

Net increase (decrease) in cash and cash equivalents	1,171	(10)

Cash and cash equivalents, beginning of year	18,810	18,820

Cash and cash equivalents, end of year	$19,981	$18,810

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,691	$1,691

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,178	$221

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2014 and 2013, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $5,062,000 and $4,499,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $449,000 and $581,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000. Detail of the acquired real estate leases is as follows:

(in thousands)	December 31,
	2014	2013
Cost	$1,733	$4,704
Accumulated amortization	(1,529)	(4,051)
Book value	$204	$653

The estimated annual amortization expense for the two years succeeding December 31, 2014 is as follows:

(in thousands)
2015	$132
2016	$72

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $478,000 and $587,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000. Detail of the acquired favorable real estate leases is as follows:

(in thousands)	December 31,
	2014	2013
Cost	$1,833	$4,755
Accumulated amortization	(1,651)	(4,095)
Book value	$182	$660

The estimated annual amortization for the two years succeeding December 31, 2014 is as follows:

(in thousands)
2015	$123
2016	$59

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $17,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014 and 2013.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000. Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2014	2013
Cost	$162	$162
Accumulated amortization	(135)	(118)
Book value	$27	$44

The estimated annual amortization for the two years succeeding December 31, 2014 is as follows:

(in thousands)
2015	$16
2016	$11

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

RESTRICTED CASH AND INVESTMENT

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investment under the loan payable consists of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of December 31, 2014, the Company held various certificates of deposit with original maturities of four months at a total carrying value of $8,000,000. The Company also held an investment in a U.S. Treasury Bill that matured on March 5, 2015 with a carrying value of $7,999,000.

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

For the years ended December 31, 2014 and 2013, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2014 and 2013:

	2014	2013
Maximus	27.0%	19.4%
AECOM	10.0%	16.8%
Hewlett-Packard (formerly Interwoven)	8.5%	11.7%

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, restricted investment, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that as of December 31, 2014 and 2013, there was no allowance for doubtful accounts.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $5,085,000 and $3,794,000 at December 31, 2014 and 2013, respectively.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $613,000 and $512,000 for the years ended December 31, 2014 and 2013, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2014	2013
Income from leases	$9,403	$9,048
Straight-line rent adjustment	606	1,112
Reimbursable expenses and parking	4,669	4,441
Termination fees	59	52
Amortization of favorable leases	(478)	(587)
Amortization of unfavorable leases	17	17

Total	$14,276	$14,083

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2014 and 2013. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

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

SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of issuance of these consolidated financial statements for potential recognition or disclosure.

RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

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

During the years 2006 to 2014, the Company incurred a net operating loss for income tax purposes of approximately $11,349,000 which can be carried forward until it expires between 2026 and 2034. The gross amount of net operating losses available to the Company was $11,349,000 and $8,622,000 as of December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company’s net tax basis of its real estate assets was $164,110,000.

The following schedule reconciles net income to taxable income subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2014	2013

Net loss	$(3,628)	$(2,336)

Adjustments: Book depreciation and amortization	6,154	5,622
Amortization of favorable real estate leases	478	587
Deferred rent	(6)	1
Tax depreciation and amortization	(4,997)	(5,447)
Amortization of unfavorable real estate leases	(17)	(17)
Straight-line rent adjustment	(711)	(1,156)
Taxable loss	$(2,727)	$(2,746)

There were no distributions paid for the years ended December 31, 2014 and 2013.

4.	Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2014, the Company had made aggregate draw requests under the Loan of $16,501,000. Interest expense from the Loan for each of the years ended December 31, 2014 and 2013 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Non-financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2014 and December 31, 2013.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

4.	Loan Payable (continued)

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the loan. Amortization expense for the years ended December 31, 2014 and 2013 is $30,000 for both periods and is included in interest expense in the Company’s Consolidated Statements of Operations.

5.	Capital Stock

PREFERRED STOCK

Generally, each holder of shares of Preferred Stock is entitled to receive ratably all dividends, if any, declared by the Board of Directors out of funds legally available. The right to receive dividends is non-cumulative, and no right to dividends shall accrue by reason of the fact that no dividend has been declared in any prior year. Each holder of shares of Preferred Stock will be entitled to receive, to the extent that funds are available therefor, $100,000 per share of Preferred Stock, before any payment to the holder of Common Stock, out of distributions to stockholders upon liquidation, dissolution or the winding up of the Company; the balance of any such funds available for distribution will be distributed among the holders of shares of Preferred Stock and the holder of Common Stock, pro rata based on the number of shares held by each; provided, however, that for these purposes, one share of Common Stock will be deemed to equal one-tenth of a share of Preferred Stock.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2014 and 2013, management fees paid were approximately $70,000 and $65,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For each of the years ended December 31, 2014 and 2013, investor services fees and expenses paid were approximately $15,000.

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

7.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(In Thousands)	December 31,	Amount
	2015	$9,909
	2016	9,515
	2017	7,752
	2018	7,640
	2019	7,082
	Thereafter	29,324

		$71,222

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

8.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2014 and 2013, the Company owned and operated the Property in that one segment.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2014	2013

Accrued property tax	$3,858	$3,306
Deferred rental income	907	881
Accrued capital expenditures	1,104	147
Accounts payable and other accrued expenses	710	825
Due to tenant - tenant improvements	74	74

Total	$6,653	$5,233

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2014

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
303 East Wacker, Chicago, Illinois	$35,000	$26,200	$128,502	$22,716	$26,200	$151,218	$177,418	$31,375	$146,043	5- 39	2007

(1)	The aggregate cost for Federal Income Tax purposes is $196,062

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2014	2013

Real estate investments, at cost:
Balance, beginning of year	$171,657	$165,354
Improvements	5,823	7,066
Dispositions	(62)	(763)

Balance, end of year	$177,418	$171,657

Accumulated depreciation:
Balance, beginning of year	$26,375	$22,639
Depreciation	5,062	4,499
Dispositions	(62)	(763)

Balance, end of year	$31,375	$26,375

