Form 10-Q
period 2015-09-30
FSP 303 East Wacker Drive Corp.
filed 2015-11-12
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 31, 2015.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

September 30, 2015

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		15

	Item 4.	Controls and Procedures	15

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Mine Safety Disclosures	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2015	2014

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	153,372	150,628
Furniture and equipment	590	590
	180,162	177,418

Less accumulated depreciation	35,437	31,375

Real estate investments, net	144,725	146,043

Acquired real estate leases, net of accumulated amortization of $1,106 and $1,529, respectively	104	204
Acquired favorable real estate leases, net of accumulated amortization of $1,012 and $1,651, respectively	88	182
Cash and cash equivalents	23,199	19,981
Restricted cash	3,527	2,519
Restricted investments	10,994	15,999
Tenant rent and other receivables	199	624
Step rent receivable	5,645	5,085
Deferred leasing costs, net of accumulated amortization of $2,005 and $1,428, respectively	4,883	5,151
Deferred financing costs, net of accumulated amortization of $125 and $103, respectively	179	201
Prepaid expenses and other assets	157	66

Total assets	$193,700	$196,055

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,684	$6,653
Tenant security deposits	311	399
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $147 and $135, respectively	15	27

Total liabilities	41,010	42,079

Commitments and Contingencies	—	—

Stockholders’ Equity:

Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(44,472)	(43,186)

Total Stockholders’ Equity	152,690	153,976

Total Liabilities and Stockholders’ Equity	$193,700	$196,055
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014

Revenues:
Rental	$3,973	$3,619	$11,764	$10,296

Total revenue	3,973	3,619	11,764	10,296

Expenses:

Rental operating expenses	1,468	1,443	4,418	4,185
Real estate taxes and insurance	1,055	1,034	2,592	3,419
Depreciation and amortization	1,597	1,605	4,772	4,549
Interest expense	430	430	1,290	1,290

Total expenses	4,550	4,512	13,072	13,443

Loss before interest income	(577)	(893)	(1,308)	(3,147)

Interest income	8	9	22	28

Net loss attributable to preferred stockholders	$(569)	$(884)	$(1,286)	$(3,119)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210	2,210	2,210

Net loss per preferred share, basic and diluted	$(257)	$(400)	$(582)	$(1,411)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(1,286)	$(3,119)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	4,794	4,571
Amortization of favorable real estate leases	94	424
Amortization of unfavorable real estate leases	(12)	(12)
Increase in bad debt reserve	—	25
Changes in operating assets and liabilities:
Restricted cash	(1,008)	(1,850)
Tenant rent receivable	425	(152)
Step rent receivable	(560)	(748)
Prepaid expenses and other assets	(91)	(12)
Accounts payable and accrued expenses	(1,169)	(902)
Tenant security deposits	(88)	(9)
Payment of deferred leasing costs	(342)	(1,527)

Net cash provided by (used for) operating activities	757	(3,311)

Cash flows from investing activities:
Purchase of real estate assets	(2,544)	(2,861)
Redemptions of restricted investments	5,005	5,001

Net cash provided by investing activities	2,461	2,140

Net increase (decrease) in cash and cash equivalents	3,218	(1,171)

Cash and cash equivalents, beginning of period	19,981	18,810

Cash and cash equivalents, end of period	$23,199	$17,639

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,268	$1,268

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,378	$1,804

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2015 and December 31, 2014, no impairment charges were recorded.

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

Restricted Cash and Investments

The Company is required under the loan payable to hold proceeds from the loan in a restricted reserve account or accounts. Restricted investments under the loan payable consist of investments in certificates of deposit and a U.S. Treasury Bill which the Company has the ability and intent to hold until their maturity. As of September 30, 2015, the Company held various certificates of deposit with original maturities of three to four months at a total carrying value of $5,000,000. The Company also held an investment in a U.S. Treasury Bill that matures on March 3, 2016 with a carrying value of $6,000,000.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of option. This update is now effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the consolidated balance sheets. As of September 30, 2015 and December 31, 2014, $179,000 and $201,000, respectively, would be reclassified from assets to contra liabilities on the consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. This update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is currently assessing the potential impact that the adoption of ASU No. 2015-02 will have on the consolidated financial statements.

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

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2.       Income Taxes (continued)

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2012 and thereafter.

3.       Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2015, the Company had drawn an aggregate of $20,500,000 from the restricted reserve account(s). Interest expense paid on the Loan for the nine months ended September 30, 2015 and 2014 was $1,268,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various financial and non-financial covenants, which include the requirement that the Company provide annual reports to the Lender. The Company was in compliance with the Loan covenants as of September 30, 2015 and December 31, 2014.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for the nine months ended September 30, 2015 and 2014 is $22,000 for both periods and is included in interest expense in the Company’s Consolidated Statements of Operations.

4.       Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2015 and 2014, management fees paid to FSP Property Management LLC were approximately $57,000 and $51,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2015 and 2014, investor services fees and expenses paid to FSP Investments LLC were approximately $11,000 for both periods.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.       Related Party Transactions (continued)

Ownership of Preferred Stock and Common Stock

On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7% of the currently issued and outstanding shares of Preferred Stock) for consideration totaling $82,813,000. Prior to purchasing any shares of the Preferred Stock, Franklin Street agreed to vote any shares of Preferred Stock held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of the Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in the Company’s earnings or any dividend related to the Common Stock.

5.       Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2015 and 2014.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates. In addition, the Federal Reserve Bank has indicated that it may begin to raise interest rates later in 2015 or early 2016. Although the interest rate on our existing indebtedness is fixed, any increase in interest rates could result in increased future borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 60% leased as of September 30, 2015 to a diverse group of tenants with staggered lease expirations. Subsequent to quarter end, the Company signed a renewal with Service Payment Plan for approximately 9,100 square feet and executed a temporary lease with the Consulate of Hungary for approximately 4,800 square feet. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of September 30, 2015, 39 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, through November 11, 2017.

During the past six months, management has caused a number of new amenities to be added to the Property and believes that they have been very well received by both existing tenants and prospective tenants. The new amenities are intended to boost leasing activity at the Property from a much wider range of small and mid-sized companies. The new amenities include a conference center, Wi-Fi lounge and management office on the second floor (adjacent to the fitness center) and are expected to be available to occupants of the Property this month. Management believes that these types of amenities are very popular with prospective tenants and increasingly critical for office buildings to attract the significant number of technology companies seeking flexible and modern working spaces in an urban environment. In addition, management finished supervising the construction of the lobby improvements for Bake for Me, a café and bakery food service, which provides breakfast, coffee and lunch options for occupants in the main lobby from early morning to mid-afternoon.

Management believes that the downtown Chicago office market, which we refer to as the Central Business District, has witnessed meaningful net absorption during the past 24 months which has reduced the overall Chicago vacancy rate. However, office buildings in the East Loop submarket of Chicago, the Property’s specific submarket within the Central Business District, have not benefited from the same level of demand. Since 2009, the vacancy rate for Class “A” and Class “B” buildings in the East Loop has consistently exceeded the same for other submarkets. In addition, during the past 12 to 18 months, a number of buildings in the East Loop have either undergone repositioning with significant capital improvement upgrades or have been sold. Management believes that the new owners have a relatively short-term hold strategy that employs an aggressive leasing approach, with extremely high concessions intended to attract large tenants in anticipation of a quick sale at an attractive price. The actual impact of this strategy is unknown at this time, but the competition for signing new tenants in the East Loop has become increasingly fierce. Although the level of concessions required to attract and commit tenants has spiked to an all-time historical high, management is encouraged by the recent trend of rising rental rates in the East Loop which, in turn, could translate into a competitive advantage and increase the desirability of the Property. To that end, management is aggressively working on a number of potential leases, including leases with two potential tenants for 2016 occupancy and for approximately 20,000 square feet in the aggregate.

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

During the three months ended September 30, 2015, we believe that vacancy rates decreased slightly and that rental rates increased slightly for buildings in Chicago’s East Loop office submarket. These trends may continue, worsen or improve in the future. Management believes that the position of the Property within the East Loop office submarket is strong compared to competing buildings in that submarket and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

If successful in re-leasing the existing vacant space under favorable terms, the opportunity for payment of dividends and/or a sale of the Property at an attractive price would be targeted objectives. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors and a majority of the holders of our Preferred Stock.

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

The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2015, we had drawn an aggregate of $20,500,000 from the restricted reserve account(s). Interest expense paid on the Loan for the nine months ended September 30, 2015 and 2014 was $1,268,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2015 and December 31, 2014.

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

Results of Operations

As of September 30, 2015, the Property was approximately 60% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Revenue

Total revenue increased by approximately $0.4 million to $4.0 million for the three months ended September 30, 2015, as compared to $3.6 million for the three months ended September 30, 2014. This increase was primarily due to an increase in overall rental income as a result of increased occupancy.

Expenses

Total expenses remained unchanged at $4.5 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Revenue

Total revenue increased by approximately $1.5 million to $11.8 million for the nine months ended September 30, 2015, as compared to $10.3 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in overall rental income as a result of increased occupancy.

Expenses

Total expenses decreased by approximately $0.3 million to $13.1 million for the nine months ended September 30, 2015, as compared to $13.4 million for the nine months ended September 30, 2014. The decrease is primarily due to a $0.8 million decrease in real estate taxes and insurance, which is offset by the $0.2 million increase in operating expenses and $0.3 million increase in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents were $23.2 million at September 30, 2015 and $20 million at December 31, 2014. The $3.2 million increase for the nine months ended September 30, 2015 is primarily attributable to approximately $2.5 million provided by investing activities and approximately $0.7 million provided by operating activities.

Management believes that the existing cash and cash equivalents as of September 30, 2015 of $23.2 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $0.7 million for the nine months ended September 30, 2015 was primarily attributable to the add-back of $4.9 million of depreciation and amortization, which was offset by a net loss of approximately $1.3 million, an increase in restricted cash of $1.0 million, a decrease of $1.2 million in accounts payable and accrued expenses, an increase of $0.3 million in other current accounts and payments of deferred leasing costs of $0.4 million.

Investing Activities

The cash provided by investing activities of approximately $2.5 million for the nine months ended September 30, 2015 was attributable to the redemptions of the restricted investment of $5.0 million, offset by purchases of real estate assets of $2.5 million.

Financing Activities

There was no cash provided by or used for financing activities for the nine months ended September 30, 2015.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of September 30, 2015, we had approximately $6.0 million in accrued liabilities, and $35 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2015, we had drawn an aggregate of $20,500,000 from the restricted reserve account(s). Interest expense from the Loan for the nine months ended September 30, 2015 and 2014 is $1,268,000 for both periods.

The Loan agreement includes restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2015 and December 31, 2014.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2015 and 2014, management fees paid to FSP Property Management LLC were approximately $57,000 and $51,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2015 and 2014, investor services fees paid were approximately $11,000 for both periods.

Ownership of Preferred Stock and Common Stock

On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7% of the currently issued and outstanding shares of Preferred Stock) for consideration totaling $82,813,000. Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares of Preferred Stock held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: November 12, 2015	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 12, 2015	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.