Form 10-K
period 2015-12-31
FSP 303 East Wacker Drive Corp.
filed 2016-03-14
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X.

As of June 30, 2015 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 29, 2016.

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

The Company commenced operations in January 2007.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock. Between February 2007 and December 2007, FSP Investments LLC completed the sale on a best efforts basis of 2,210 shares of the Company’s preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. We sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between February 7, 2007 and December 27, 2007, the Company held 17 investor closings, at each of which shares of Preferred Stock were sold and funds were received. On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (approximately 43.7% of the issued and outstanding shares of Preferred Stock) for consideration totaling $82,813,000, representing $96,575,000 at the offering price net of commissions of $7,726,000 and fees of $6,036,000 that were excluded. Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares of Preferred Stock held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Funds from each individual closing were used to repay the Acquisition Mortgage Loan and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC. The use of proceeds from the offerings of Preferred Stock, including for payments to Franklin Street and its affiliates, is set forth in the table below:

Use of proceeds:
Type	Affiliate paid	Amount
Operating/Capital Reserve (1)		$20,055,000
Organizational, Offering and
Other Expenditures for the Company(2)	FSP Investments LLC	1,200,000
City of Chicago Transfer Taxes		1,252,500
Selling Commissions(3)	FSP Investments LLC	9,954,000
Acquisition-Related Costs:
Purchase Price of the Property(4)	Franklin Street Properties Corp.	167,000,000
Loan Fee Paid to Franklin Street (5)	Franklin Street Properties Corp.	7,154,438
Acquisition Fee(6)	FSP Investments LLC	622,125
Total Uses of Gross Offering Proceeds		$207,238,063

(1)	The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.
(2)	Organizational, Offering and Other Expenditures were paid for various expenses, including legal, accounting, appraisal, engineering and organizational expenses allocable to the offering, which were incurred in connection with the organization and syndication of the Company.
(3)	Selling Commissions were paid to FSP Investments LLC, as Selling Agent.
(4)	The Purchase Price of the Property was financed by the Acquisition Mortgage Loan, which was repaid from proceeds of the offering.
(5)	The Loan Fee paid to Franklin Street was a fee (or points) in the amount of $7,154,438 payable to Franklin Street to obtain the Acquisition Mortgage Loan to purchase the Property. The Acquisition Mortgage Loan was in an original principal amount equal to the purchase price of the Property, and had a term of two years, which was pre-payable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.
(6)	The Acquisition Fee was paid for various services related to the purchase of the Property.

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

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Asset, investor and property management services are provided by third parties, including affiliates of Franklin Street.

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

The Property was approximately 64% leased (as of December 31, 2015 to a diverse group of tenants with staggered lease expirations. As of December 31, 2015, 41 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, through November 11, 2017. We believe that any tenant that leases 10% or more of the Property’s rentable space is material.

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

Investment Objectives

Our investment objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases and new leasing activity in currently vacant space, (iii) have that cash potentially increase over time if rental rates increase for new leases, (iv) provide a return of capital to holders of our Preferred Stock if a capital event occurs, (v) provide increased equity in the Property to our holders of Preferred Stock as a result of potential appreciation in market value, and (vi) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

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

We have issued our shares of Preferred Stock in the offering described above. No additional shares of Preferred Stock are authorized by our charter, and authorization of any increase in the number of authorized shares or the creation of any new series or class of stock requires the affirmative vote of the holders of 66.67% of the outstanding shares of Preferred Stock.

We intend to dispose of the Property at such time that our Board of Directors determines that we have achieved our investment objectives. We do not intend to reinvest the proceeds of any such disposition. We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

Permanent Mortgage Loan

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan is payable in monthly payments of $201,155 which include interest at 4.83% per annum. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2015, the Company had made aggregate draw requests under the Loan of $21,359,000. Interest expense from the Loan for each of the years ended December 31, 2015 and 2014 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Non-financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2015 and December 31, 2014.

As of December 31, 2015, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2016	$182
2017	749
2018	786
2019	824
2020	865

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for both the years ended December 31, 2015 and 2014 was $30,000 and is included in interest expense in the Company’s Consolidated Statements of Operations.

Competition

We believe that the downtown Chicago office market, which we refer to as the Central Business District, has witnessed meaningful net absorption since 2013, which has reduced the overall Chicago vacancy rate. However, office buildings in the East Loop submarket of Chicago, the Property’s specific submarket within the Central Business District, have not benefited from the same level of demand. Since 2009, the vacancy rate for Class “A” and Class “B” buildings in the East Loop has consistently exceeded the same for other downtown Chicago submarkets. In addition, during the past several years, a number of buildings in the East Loop have either undergone repositioning with significant capital improvement upgrades or have been sold. We believe that the new owners of these buildings have a relatively short-term hold strategy that employs an aggressive leasing approach, with extremely high concessions intended to attract large tenants in anticipation of a quick sale at an attractive price. As a result, competition for signing new tenants in the East Loop has become increasingly fierce. Although the level of concessions required to attract and commit tenants has spiked to an all-time historical high, we have been encouraged by the recent trend of rising rental rates in the East Loop which we believe, in turn, could translate into a competitive advantage and increase the desirability of the Property.

In addition, the Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is no existing significant competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. Given that the Property is a multi-tenant office tower that is leased to a diverse group of office and retail tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time. We believe that the existing vacant space at the Property will ultimately be leased to new tenants.

Employees

We had no employees as of December 31, 2015.

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

Item 1A.      Risk Factors

Not applicable.

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.       Properties

Set forth below is information regarding the Property as of December 31, 2015:

						Annual Rent Revenue from Major Tenants
	Date of	Approx.	Percent	Number	Name of Major	For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Tenants(1)	December 31, 2015

303 East Wacker Drive	1/5/2007	860,000	64%	41	Maximus, AECOM, and Hewlett- Packard	$6,243,000
Chicago, Illinois 60601

(1)     As of December 31, 2015, no tenant leased 10% or more of the Property’s rentable space.

The average effective annual rent per leased square foot for the years ended December 31, 2015 and 2014 was $19.75 and $18.89, respectively. In general, office leases at the Property are structured on a triple-net (NNN) basis with respect to expenses, so that the tenant is responsible for its respective pro-rata percentage of expenses.  In general, concourse level (lower level) retail tenants have full service gross rent leases under which gross rent includes expenses.

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

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration	Expiration

2016	8	106,483	$2,984,533	24.79%
2017	5	36,912	961,759	7.99%
2018	4	36,535	700,266	5.82%
2019	5	36,017	747,704	6.21%
2020	3	12,720	329,185	2.73%
2021	1	42,049	821,320	6.82%
2022	4	81,638	2,267,642	18.84%
2023	—	—	—	0.00%
2024	4	144,714	3,225,827	26.80%
2025	—	—	—	0.00%

Total	34	497,068	$12,038,236	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2015.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 64% leased as of December 31, 2015 to a diverse group of tenants with staggered lease expirations. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2015, 41 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, through November 11, 2017.

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

As of February 29, 2016, Franklin Street was the sole holder of record of the Common Stock and there were 838 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions or dividends have been or will be declared on the Common Stock.

There were no dividends or other distributions paid for the years ended December 31, 2015 and 2014. Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. We cannot guarantee the future payment of dividends or the amount of any such dividends. See the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K for additional information. There were no dividends on Common Stock during both the years ended December 31, 2015 and 2014.

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into Common Stock.

Item 6.       Selected Financial Data

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about government fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with declining unemployment from recent levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.   In addition, the Federal Reserve Bank has indicated that it anticipates raising interest rates further in 2016.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 64% leased as of December 31, 2015 to a diverse group of tenants with staggered lease expirations. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2015, 41 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, through November 11, 2017.

During the three months ended December 31, 2015, we finalized a new lease with Northwestern University for approximately 16,954 square feet, signed a renewal with Service Payment Plan for approximately 9,100 square feet and executed a temporary lease with the Consulate of Hungary for approximately 4,800 square feet. Also during the quarter, we terminated an existing lease with a struggling tenant that had been in default of its obligations for most of 2015 (National Tax Search which previously occupied approximately 29,852 square feet). We were able to simultaneously offset the terminated lease with two separate transactions, including an expansion of an existing tenant and a new lease. Kelly Scott & Madison expanded by 17,655 square feet and Codified signed a new lease for 12,197 square feet.

During calendar year 2015, we added a number of new amenities to the Property and believe that they have been very well received by both existing tenants and prospective tenants. The new amenities are intended to boost leasing activity at the Property from a much wider range of small and mid-sized companies. The new amenities include a conference center, Wi-Fi lounge and management office on the second floor (adjacent to the fitness center) and are now available to occupants of the Property. We believe that these types of amenities are very popular with prospective tenants and increasingly critical for office buildings to attract the significant number of technology companies seeking flexible and modern working spaces in an urban environment. In addition, we finished supervising the construction of the lobby improvements for Bake for Me, a café and bakery food service, which provides breakfast, coffee and lunch options for occupants in the main lobby from early morning to mid-afternoon.

We believe that the downtown Chicago office market, which we refer to as the Central Business District, has witnessed meaningful net absorption since 2013, which has reduced the overall Chicago vacancy rate. However, office buildings in the East Loop submarket of Chicago, the Property’s specific submarket within the Central Business District, have not benefited from the same level of demand. Since 2009, the vacancy rate for Class “A” and Class “B” buildings in the East Loop has consistently exceeded the same for other downtown Chicago submarkets. In addition, during the past several years, a number of buildings in the East Loop have either undergone repositioning with significant capital improvement upgrades or have been sold. We believe that the new owners of these buildings have a relatively short-term hold strategy that employs an aggressive leasing approach, with extremely high concessions intended to attract large tenants in anticipation of a quick sale at an attractive price. As a result, competition for signing new tenants in the East Loop has become increasingly fierce. Although the level of concessions required to attract and commit tenants has spiked to an all-time historical high, we have been encouraged by the recent trend of rising rental rates in the East Loop which we believe, in turn, could translate into a competitive advantage and increase the desirability of the Property.

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

During the three months ended December 31, 2015, we believe that vacancy rates decreased slightly and that rental rates increased slightly for buildings in Chicago’s East Loop office submarket. We believe that the existing vacant space at the Property will ultimately be leased to new tenants.

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

The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan is payable in monthly payments of $201,155 including interest at 4.83% per annum. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2015, the Company had made aggregate draw requests under the Loan of $21,359,000. Interest expense from the Loan for each of the years ended December 31, 2015 and 2014 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Non-financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2015 and December 31, 2014.

As of December 31, 2015, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2016	$182
2017	749
2018	786
2019	824
2020	865

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

Depreciation and Amortization

We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for the building and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The capitalized above-market lease values, if any, are amortized as a reduction to rental income over the remaining non-cancelable terms of the lease. The value of above-market leases is amortized over the remaining non-cancelable periods of the lease. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2015, the Property was approximately 64% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Revenue

Total revenue increased $1.3 million to $15.6 million for the year ended December 31, 2015, as compared to $14.3 million for the year ended December 31, 2014. This increase was primarily due to an increase in overall rental revenue as a result of increased occupancy.

Expenses

Total expenses increased $0.8 million to $18.7 million for the year ended December 31, 2015 as compared to $17.9 million for the year ended December 31, 2014. The increase was primarily due to a $1.3 million increase in depreciation and amortization and a $0.4 million increase in rental operating expenses, which was offset in part by the $0.9 million decrease in real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were $23.8 million and $20 million at December 31, 2015 and 2014, respectively.

Management believes that the existing cash and cash equivalents as of December 31, 2015 of $23.8 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $1.7 million for the year ended December 31, 2015 was primarily attributable to a net loss of approximately $3.1 million, uses arising from other current accounts of $5.4 million and payments of deferred leasing costs of $1.0 million. The decreases were partially offset by non-cash items of $7.8 million, consisting primarily of depreciation and amortization.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2015 of approximately $5.5 million was attributable to the redemption of restricted investments held to maturity of $10.0 million, which was offset by the purchase of real estate assets of $4.5 million.

Financing Activities

There was no cash provided by or used for financing activities for the year ended December 31, 2015.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments, and distributions to equity holders. As of December 31, 2015, we had approximately $5.6 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan is payable in monthly payments of $201,155 including interest at 4.83% per annum. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2015, we had drawn an aggregate of $21,359,000 under the Loan. Interest expense from the Loan for each of the years ended December 31, 2015 and 2014 was $1,691,000.

As of December 31, 2015, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2016	$182
2017	749
2018	786
2019	824
2020	865

The Loan agreement includes restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2015 and 2014.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2015 and 2014, management fees paid were approximately $78,000 and $70,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2015 and 2014, investor services fees and expenses paid were approximately $14,000 and $15,000, respectively.

Ownership of Preferred Stock and Common Stock

On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (approximately 43.7% of the issued and outstanding shares of Preferred Stock) for consideration totaling $82,813,000. Prior to purchasing any shares of the Preferred Stock, Franklin Street agreed to vote any shares of Preferred Stock held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of the Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2015 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2016	$10,079
2017	8,499
2018	8,620
2019	7,908
2020	7,705
Thereafter	15,991

$58,802

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

Item 8.       Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 Framework.

Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 29, 2016 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, public company director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion.

George J. Carter, age 67, is President, Chief Executive Officer and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John G. Demeritt, age 55, is Executive Vice President, Chief Financial Officer, Treasurer and a director of the Company. In addition, he is Executive Vice President, Chief Financial Officer and Treasurer of Franklin Street, which he joined in September 2004. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

Janet Prier Notopoulos, age 68, is an Executive Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 44, is an Executive Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.), and Cornell University (M.B.A.).

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal. With the exception of Mr. Demeritt, who became an executive officer and a director in March 2015, each of the above persons has been associated with us in the positions described above since our inception in 2006. Each of them is an employee of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company and holders of more than 10% of Preferred Stock pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2015 all filings required to be made by its reporting persons under Section 16(a) were timely made in accordance with the requirements of the Exchange Act.

Corporate Governance

Our board of directors does not have standing compensation, nominating and corporate governance or audit committees. Our executive officers are compensated by Franklin Street in connection with their employment by Franklin Street and serve as our executive officers at Franklin Street’s request. Our directors are officers of Franklin Street and we do not consider it necessary to establish a nominating committee or a policy for reviewing nominees recommended by stockholders. We do not have a director who qualifies as an “audit committee financial expert” under the regulations of the SEC. We have not adopted a code of business conduct or code of ethics for our executive officers because all of our officers are officers of Franklin Street and are governed by Franklin Street’s code of business conduct and ethics.

Item 11.      Executive Compensation

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the SEC. Franklin Street’s common stock is traded on the NYSE MKT under the symbol “FSP”.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 29, 2016 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	—	0%

John G. Demeritt(2)	—	0%

Jeffrey B. Carter(2)	—	0%

Janet P. Notopoulos(2)	—	0%

All Directors and Executive Officers as a Group
(consisting of 4 persons)(2)	—	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

George J. Carter(2)	—	0%

John G. Demeritt(2)	_	0%

Jeffrey B. Carter(2)	—	0%

Janet P. Notopoulos(2)	—	0%

All Directors and Executive Officers as a Group
(consisting of 4 persons)	.50	0%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the executive officers is employed by Franklin Street Properties Corp.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

George J. Carter, John G. Demeritt, Janet P. Notopoulos and Jeffrey B. Carter, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for John G. Demeritt and Jeffrey B. Carter, are directors of Franklin Street. Jeffrey B. Carter is George J. Carter’s son. None of such persons received any remuneration from the Company for their services.

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2015 and 2014, management fees paid were approximately $78,000 and $70,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2015 and 2014, investor services fees paid were approximately $14,000 and $15,000, respectively.

Ownership of Preferred Stock and Common Stock

On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (or approximately 43.7% of the issued and outstanding shares of Preferred Stock), for consideration totaling $82,813,000.  Prior to purchasing any shares of the Preferred Stock, Franklin Street agreed to vote any shares of Preferred Stock held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of the Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Franklin Street is the sole holder of the one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of Common Stock.

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

The following table summarizes the aggregate fees billed by the Company’s independent registered public accounting firm for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2015	2014
Audit Fees (1)	$70,000	$67,350
Audit-Related Fees (2)	—	—
Tax Fees (3)	6,000	6,000
All Other Fees (4)	—	—
	$76,000	$73,350

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $6,000 of the total tax fees incurred in both 2015 and 2014.

(4) The Company was not billed by its independent registered public accounting firm in 2015 or 2014 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 14, 2016 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By:   /s/ George J. Carter

George J. Carter

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016

/s/ John G. Demeritt John G. Demeritt	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 14, 2016

/s/ Janet P. Notopoulos Janet P. Notopoulos	Executive Vice President and Director	March 14, 2016
/s/ Jeffrey B. Carter	Executive Vice President and Director
Jeffrey B. Carter		March 14, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
10.1	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
10.2	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Form 10-Q filed on August 14, 2012 (File No. 000-53165).
10.3	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
10.4	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.5	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.6	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.7	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.8	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from FSP 303 East Wacker Drive Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
*	Filed herewith.

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF MARCUM LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FSP 303 East Wacker Drive Corp.:

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule on page F-17. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FSP 303 East Wacker Drive Corp., as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum llp

Marcum llp

Needham, Massachusetts

March 14, 2016

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2015	2014

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	154,014	150,628
Furniture and equipment	738	590
	180,952	177,418

Less accumulated depreciation	37,563	31,375

Real estate investments, net	143,389	146,043

Acquired real estate leases, net of accumulated amortization of $1,016 and $1,529, respectively	72	204
Acquired favorable real estate leases, net of accumulated amortization of $911 and $1,651, respectively	59	182
Cash and cash equivalents	23,810	19,981
Restricted cash	7,668	2,519
Restricted investment	5,998	15,999
Tenant rent and other receivables, net of allowance for doubtful accounts of $162 and $0, respectively	95	624
Step rent receivable	5,528	5,085
Deferred leasing costs, net of accumulated amortization of $2,119 and $1,428, respectively	4,994	5,151
Deferred financing costs, net of accumulated amortization of $133 and $103, respectively	171	201
Prepaid expenses and other assets	47	66

Total assets	$191,831	$196,055

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,576	$6,653
Tenant security deposits	385	399
Loan payable	35,000	35,000
Acquired unfavorable real estate leases, net of accumulated amortization of $110 and $135, respectively	11	27

Total liabilities	40,972	42,079

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(46,303)	(43,186)

Total Stockholders’ Equity	150,859	153,976

Total Liabilities and Stockholders’ Equity	$191,831	$196,055

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2015	2014

Revenues:
Rental	$15,575	$14,276

Total revenue	15,575	14,276

Expenses:

Rental operating expenses	6,080	5,666
Real estate taxes and insurance	3,454	4,429
Depreciation and amortization	7,466	6,124
Interest expense	1,721	1,721

Total expenses	18,721	17,940

Net loss before interest income	(3,146)	(3,664)

Interest income	29	36

Net loss attributable to preferred stockholders	$(3,117)	$(3,628)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net loss per preferred share, basic and diluted	$(1,410)	$(1,642)

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2014 and 2015

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2014	$—	$—	$197,162	$(39,558)	$157,604

Net loss	—	—	—	(3,628)	(3,628)
Balance, December 31, 2014	—	—	197,162	(43,186)	153,976

Net loss	—	—	—	(3,117)	(3,117)
Balance, December 31, 2015	$—	$—	$197,162	$(46,303)	$150,859

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(3,117)	$(3,628)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	7,496	6,154
Amortization of favorable real estate leases	123	478
Amortization of unfavorable real estate leases	(16)	(17)
Increases in bad debt reserve	162	—
Changes in operating assets and liabilities:
Restricted cash	(5,149)	(1,804)
Tenant rent and other receivable	367	(485)
Step rent receivable	(443)	(1,291)
Prepaid expenses and other assets	19	13
Accounts payable and accrued expenses	(136)	463
Tenant security deposits	(14)	1
Payments of deferred leasing costs	(989)	(1,845)

Net cash used for operating activities	(1,697)	(1,961)

Cash flows from investing activities:
Purchase of real estate assets	(4,475)	(4,866)
Redemptions of restricted investment	10,001	7,998

Net cash provided by investing activities	5,526	3,132

Net increase in cash and cash equivalents	3,829	1,171

Cash and cash equivalents, beginning of year	19,981	18,810

Cash and cash equivalents, end of year	$23,810	$19,981

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,691	$1,691

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$237	$1,178

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2015 and 2014, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $6,188,000 and $5,062,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $132,000 and $449,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000. Detail of the acquired real estate leases is as follows:

(in thousands)	December 31,
	2015	2014
Cost	$1,088	$1,733
Accumulated amortization	(1,016)	(1,529)
Book value	$72	$204

The estimated annual amortization expense for the year succeeding December 31, 2015 is as follows:

(in thousands)
2016	$ 72

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $123,000 and $478,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000. Detail of the acquired favorable real estate leases is as follows:

(in thousands)	December 31,
	2015	2014
Cost	$970	$1,833
Accumulated amortization	(911)	(1,651)
Book value	$59	$182

The estimated annual amortization for the year succeeding December 31, 2015 is as follows:

(in thousands)
2016	$ 59

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $16,000 and $17,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015 and 2014.

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000. Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2015	2014
Cost	$121	$162
Accumulated amortization	(110)	(135)
Book value	$11	$27

The estimated annual amortization for the year succeeding December 31, 2015 is as follows:

(in thousands)
2016	$ 11

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

RESTRICTED CASH AND INVESTMENT

The Company is required under the loan payable to hold proceeds from the loan payable in a restricted reserve account or accounts.  These proceeds are classified as restricted cash or restricted investments on the Consolidated Balance Sheets, depending on the initial maturity of the respective instrument.  Restricted cash at December 31, 2015 consists of amounts in a money market account and certificates of deposit totaling $7,668,000.  Restricted investments at December 31, 2015 consists of investments in a U.S. Treasury Bill, which the Company has the ability and intent to hold until their maturity, with a total face value of $6,000,000 and a total carrying value of $5,998,000. Restricted cash at December 31, 2014 consists of amounts in a money market account totaling $2,519,000.  Restricted investments at December 31, 2014 consists of investments in certificates of deposit and in a U.S. Treasury Bill, which the Company has the ability and intent to hold until their maturity, with a total face value of $16,000,000 and a total carrying value of $15,999,000.

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

For the years ended December 31, 2015 and 2014, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2015 and 2014:

	2015	2014
Maximus	25.2%	27.0%
AECOM	9.3%	10.0%

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, restricted investment, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that as of December 31, 2015 and 2014, the allowance for doubtful accounts was $162,000 and $0 respectively.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $5,528,000 and $5,085,000 at December 31, 2015 and 2014, respectively.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $1,146,000 and $613,000 for the years ended December 31, 2015 and 2014, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2015	2014
Income from leases	$10,347	$9,403
Straight-line rent adjustment	181	606
Reimbursable expenses and parking	5,134	4,669
Termination fees	20	59
Amortization of favorable leases	(123)	(478)
Amortization of unfavorable leases	16	17

Total	$15,575	$14,276

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2015 and 2014. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

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

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (continued)

RECENT ACCOUNTING STANDARDS (continued)

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to the consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on the consolidated balance sheets. As of December 31, 2015 and December 31, 2014, $171,000 and $201,000, respectively, would be reclassified from assets to contra liabilities on the consolidated balance sheets.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessee and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 affects any entity that enters into a lease with some specified scope exemptions. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU No. 2016-02 will have on the consolidated financial statements.

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

During the years 2006 to 2015, the Company incurred a net operating loss for income tax purposes of approximately $12,665,000 which can be carried forward until it expires between 2027 and 2035. The gross amount of net operating losses available to the Company was $12,665,000 and $11,410,000 as of December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company’s net tax basis of its real estate assets was $163,131,000.

The following schedule reconciles net loss to taxable loss subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2015	2014

Net loss	$(3,117)	$(3,628)

Adjustments: Book depreciation and amortization	7,496	6,154
Amortization of favorable real estate leases	123	478
Deferred rent	9	(6)
Allowance for bad debt expenses	162	—
Tax depreciation and amortization	(5,526)	(4,997)
Amortization of unfavorable real estate leases	(16)	(17)
Straight-line rent adjustment	(386)	(711)
Taxable loss	$(1,255)	$(2,727)

There were no distributions paid for the years ended December 31, 2015 and 2014.

4.      Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan is payable in monthly payments of $201,155 including interest at 4.83% per annum. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2015, the Company had made aggregate draw requests under the Loan of $21,359,000. Interest expense from the Loan for each of the years ended December 31, 2015 and 2014 was $1,691,000. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial covenants. Non-financial covenants include the requirement that the Company provide annual reporting. The Company was in compliance with the Loan covenants as of December 31, 2015 and December 31, 2014.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

4.      Loan Payable (continued)

As of December 31, 2015, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2016	$ 182
2017	749
2018	786
2019	824
2020	865

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for the years ended December 31, 2015 and 2014 is $30,000 for both years and is included in interest expense in the Company’s Consolidated Statements of Operations.

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

6.      Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2015 and 2014, management fees paid were approximately $78,000 and $70,000, respectively.

FSP 303 East Wacker Drive Corp.
Notes to Consolidated Financial Statements

6.       Related Party Transactions (continued)

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2015 and 2014, investor services fees and expenses paid were approximately $14,000 and $15,000, respectively.

Ownership of Preferred Stock and Common Stock

On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (approximately 43.7% of the issued and outstanding shares of Preferred Stock) for consideration totaling $82,813,000. Prior to purchasing any shares of the Preferred Stock, Franklin Street agreed to vote any shares of Preferred Stock held by it on any matter presented to the holders of the Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of the Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

7.      Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2016	$10,079
	2017	8,499
	2018	8,620
	2019	7,908
	2020	7,705
	Thereafter	15,991

		$58,802

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

8.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2015 and 2014, the Company owned and operated the Property in that one segment.

9.      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2015	2014

Accrued property tax	$3,909	$3,858
Deferred rental income	759	907
Accrued capital expenditures	163	1,104
Accounts payable and other accrued expenses	671	710
Due to tenant - tenant improvements	74	74

Total	$5,576	$6,653

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2015

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
303 East Wacker, Chicago, Illinois	$35,000	$26,200	$128,502	$26,250	$26,200	$154,752	$180,952	$37,563	$143,389	5- 39	2007

(1)	The aggregate cost for Federal Income Tax purposes is $199,595.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2015	2014

Real estate investments, at cost:
Balance, beginning of year	$177,418	$171,657
Improvements	3,534	5,823
Dispositions	—	(62)

Balance, end of year	$180,952	$177,418

Accumulated depreciation:
Balance, beginning of year	$31,375	$26,375
Depreciation	6,188	5,062
Dispositions	—	(62)

Balance, end of year	$37,563	$31,375