Form 10-Q
period 2016-03-31
FSP 303 East Wacker Drive Corp.
filed 2016-05-11
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of April 30, 2016.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

March 31, 2016

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	2

		Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015	3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	15

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Mine Safety Disclosures	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	16

Signatures			17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2016	2015

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Building and improvements	154,391	154,014
Furniture and equipment	837	738
	181,428	180,952

Less accumulated depreciation	37,833	37,563

Real estate investments, net	143,595	143,389

Acquired real estate leases, net of accumulated amortization of $1,044 and $1,016, respectively	44	72
Acquired favorable real estate leases, net of accumulated amortization of $936 and $911, respectively	34	59
Cash and cash equivalents	22,031	23,810
Restricted cash	9,669	7,668
Restricted investments	4,000	5,998
Tenant rent and other receivables, net of allowance for doubtful accounts of $114 and $162, respectively	1,737	95
Step rent receivable	5,424	5,528
Deferred leasing costs, net of accumulated amortization of $2,296, and $2,119, respectively	4,933	4,994
Prepaid expenses and other assets	96	47

Total assets	$191,563	$191,660

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,949	$5,576
Tenant security deposits	478	385
Loan payable, less unamortized financing costs of $163 and $171, respectively	34,837	34,829
Acquired unfavorable real estate leases, net of accumulated amortization of $113 and $110, respectively	8	11

Total liabilities	41,272	40,801

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000	—	—
Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(46,871)	(46,303)

Total Stockholders’ Equity	150,291	150,859

Total Liabilities and Stockholders’ Equity	$191,563	$191,660
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except share and per share amounts)	2016	2015

Revenues:
Rental	$4,238	$3,990

Total revenue	4,238	3,990

Expenses:

Rental operating expenses	1,610	1,534
Real estate taxes and insurance	1,172	1,094
Depreciation and amortization	1,603	1,590
Interest expense	431	430

Total expenses	4,816	4,648

Net loss before interest income	(578)	(658)

Interest income	10	6

Net loss attributable to preferred stockholders	$(568)	$(652)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net loss per preferred share, basic and diluted	$(257)	$(295)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(568)	$(652)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	1,611	1,597
Amortization of favorable real estate leases	25	36
Amortization of unfavorable real estate leases	(3)	(4)
Decrease in bad debt reserve	(48)	—
Changes in operating assets and liabilities:
Restricted cash	(2,001)	(2,683)
Tenant rent receivable	(1,594)	(177)
Step rent receivable	104	(249)
Prepaid expenses and other assets	(49)	(9)
Accounts payable and accrued expenses	314	(1,062)
Tenant security deposits	93	(40)
Payment of deferred leasing costs	(131)	(190)

Net cash used for operating activities	(2,247)	(3,433)

Cash flows from investing activities:
Purchase of real estate assets	(1,530)	(678)
Redemptions of restricted investments	1,998	4,011

Net cash provided by investing activities	468	3,333

Net decrease in cash and cash equivalents	(1,779)	(100)

Cash and cash equivalents, beginning of period	23,810	19,981

Cash and cash equivalents, end of period	$22,031	$19,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$423	$423

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$296	$865
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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period.

Real Estate and Depreciation

Real estate assets are stated at cost, less accumulated depreciation. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2016 and December 31, 2015, no impairment charges were recorded.

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

Restricted Cash and Investments

The Company is required under the loan payable to hold proceeds from the loan payable in a restricted reserve account or accounts.  These proceeds are classified as restricted cash or restricted investments on the Consolidated Balance Sheets, depending on the initial maturity of the respective instrument.  Restricted cash at March 31, 2016 consists of amounts in a money market account and certificates of deposit totaling $9,669,000.  Restricted investments at March 31, 2016 consists of investments in certificates of deposit with a value of $4,000,000. Restricted investments at December 31, 2015 consists of investments in a U.S. Treasury Bill, which the Company has the ability and intent to hold until their maturity, with a total face value of $6,000,000 and a total carrying value of $5,998,000.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for interim and fiscal years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-01 will have on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases by recognizing in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessee and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 affects any entity that enters into a lease with some specified scope exemptions. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU No. 2016-02 will have on the consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, Restricted Cash / Investments, and Recent Accounting Standards (continued)

Reclassifications

Certain amounts from the 2015 financial statements have been reclassified to conform to the 2016 presentation. The reclassifications were related primarily to conform to ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This new standard is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. Approximately $171,000 of debt issuance costs were reclassified from unamortized deferred financing costs to contra term loans on the balance sheet at December 31, 2015. There was no change to net loss for any period presented as a result of these reclassifications.

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

3.      Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan (the “Loan”) in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company is obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of March 31, 2016, the Company had drawn an aggregate of $21,359,000 from the restricted reserve account(s). Interest expense paid on the Loan for the three months ended March 31, 2016 and 2015 was $423,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various financial and non-financial covenants, which include the requirement that the Company provide annual reports to the Lender. The Company was in compliance with the Loan covenants as of March 31, 2016 and December 31, 2015.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for the three months ended March 31, 2016 and 2015 is $8,000 and $7,000, respectively, and is included in interest expense in the Company’s Consolidated Statements of Operations.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.      Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2016 and 2015, management fees paid to FSP Property Management LLC were approximately $21,000 and $18,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2016 and 2015, investor services fees and expenses paid to FSP Investments LLC were approximately $3,500 and $3,300, respectively.

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

5.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2016 and 2015.

6.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

7.      Subsequent Event

The Company declared a cash distribution of $316 per preferred share on April 21, 2016 to the holders of record of the Company’s Preferred Stock on May 5, 2016, payable on May 12, 2016.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainties relating to fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with continued declining unemployment rates, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates. In addition, the Federal Reserve Bank has indicated that it may continue to raise interest rates in 2016. Although the interest rate on our existing indebtedness is fixed, any increase in interest rates could result in increased future borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 65% leased as of March 31, 2016 to a diverse group of tenants with staggered lease expirations. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of March 31, 2016, 41 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, until November 2017.

During the three months ended March 31, 2016, we signed a new lease with the Consulate of Hungary for approximately 4,745 square feet and signed a new lease with F&J Solutions for approximately 4,220 square feet. Subsequent to quarter end, we executed a renewal with The Simons Group for approximately 1,593 square feet and finalized an expansion with Stan Johnson Company for approximately 2,759 square feet.

During calendar year 2015, we added a number of new amenities to the Property and believe that they have been well received by both existing tenants and prospective tenants. The new amenities are intended to boost leasing activity at the Property from a much wider range of small and mid-sized companies. The new amenities include a conference center, Wi-Fi lounge and management office on the second floor (adjacent to the fitness center) and are now available to occupants of the Property. We believe that these types of amenities are popular with prospective tenants and increasingly critical for office buildings to attract the significant number of technology companies seeking flexible and modern working spaces in an urban environment. In addition, Bake for Me, a café and bakery food service, which provides breakfast, coffee and lunch options for occupants in the main lobby from early morning to mid-afternoon has been warmly received by occupants and visitors.

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

During the three months ended March 31, 2016, we believe that vacancy rates decreased slightly and that rental rates remained stable for buildings in Chicago’s East Loop office submarket. Our goal continues to be to lease the existing vacant space at the Property to new tenants.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. On April 21, 2016, our Board of Directors declared a dividend in the amount of $316 per share of the Preferred Stock, representing operations from the Property for the three months ended March 31, 2016. This was the first dividend declared since 2011 and reflects the increased percentage of leased space at the Property. We expect a similar level of dividend distributions in future periods until occupancy levels at the Property more fully recover and we have a better idea of the Property’s actual future capital and leasing needs. We cannot guarantee the future payment of dividends or the amount of any such dividends.

In light of the amount of vacant space that needed to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, which we refer to as the Loan, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions.

The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of March 31, 2016, we had drawn an aggregate of $21,359,000 from the restricted reserve account(s). Interest expense paid on the Loan for the three months ended March 31, 2016 and 2015 was $423,000 for both periods. The documents evidencing and securing the Loan include restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of March 31, 2016 and December 31, 2015.

Potential Future Capital Transaction

Beginning in April 2016, we have requested that certain qualified commercial real estate brokers provide us with proposals and estimated pricing ranges on a possible sale of the Property. We believe that now may be an opportune time to evaluate the prospects for a possible sale of the Property. Any sale of the Property would be subject to a number of conditions, including approval by our Board of Directors and the holders of a majority of the shares of the Preferred Stock. We cannot guarantee the outcome or timing of such evaluation.

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

No change to our critical accounting policies has occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

As of March 31, 2016, the Property was approximately 65% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Revenue

Total revenue increased by approximately $0.2 million to $4.2 million for the three months ended March 31, 2016, as compared to $4.0 million for the three months ended March 31, 2015. This increase was primarily due to an increase in overall rental income as a result of increased occupancy.

Expenses

Total expenses increased by approximately $0.2 million to $4.8 million for the three months ended March 31, 2016, as compared to $4.6 million the three months ended March 31, 2015. The increase is primarily due to an increase in rental operating expenses and real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were $22.0 million at March 31, 2016 and $23.8 million at December 31, 2015. The $1.8 million decrease for the three months ended March 31, 2016 is primarily attributable to approximately $2.3 million used for operating activities, offset by $0.5 million provided by investing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2016 of $22.0 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $2.3 million for the three months ended March 31, 2016 was primarily attributable to a net loss of approximately $0.6 million, an increase in restricted cash of $2.0 million, an increase in tenant rent receivable of $1.6 million, and payments of deferred leasing costs of $0.1 million. The decrease in cash is partially offset by the add-back of $1.6 million of depreciation and amortization and an increase of $0.4 million by uses arising from other current accounts.

Investing Activities

The cash provided by investing activities of approximately $0.5 million for the three months ended March 31, 2016 was attributable to the redemptions of the restricted investment of $2.0 million, offset by purchases of real estate assets of $1.5 million.

Financing Activities

There was no cash provided by or used for financing activities for the three months ended March 31, 2016.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of March 31, 2016, we had approximately $5.9 million in accrued liabilities, and $35 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into the Loan in favor of the Lender, in the original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We are obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. The Loan is secured, in part, by the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of March 31, 2016, we had drawn an aggregate of $21,359,000 from the restricted reserve account(s). Interest expense from the Loan for the three months ended March 31, 2016 and 2015 is $423,000 for both periods.

The Loan agreement includes restrictions on property liens and requires compliance with various financial and non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of March 31, 2016 and December 31, 2015.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2016 and 2015, management fees paid to FSP Property Management LLC were approximately $21,000 and $18,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2016 and 2015, investor services fees paid were approximately $3,500 and $3,300, respectively.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: May 11, 2016	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 11, 2016	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.