Form 10-K
period 2016-12-31
FSP 303 East Wacker Drive Corp.
filed 2017-03-17
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

As of June 30, 2016 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2017.

Documents incorporated by reference: None.

Item 1.      Business

History

Our company, FSP 303 East Wacker Drive Corp., which individually or together with FSP 303 East Wacker Drive LLC, its subsidiary, we refer to as the “Company”, “we” or “our”, is a Delaware corporation formed to purchase, own and operate a twenty-eight story Class”A” multi-tenant office tower containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property. The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest. Although Franklin Street has sponsored the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company. Please see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

The Property was approximately 73.5% leased as of December 31, 2016 to a diverse group of tenants with staggered lease expirations. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2016, 43 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, until September 30, 2017 for approximately 52,281 square feet and until November 16, 2017 for approximately 30,584 square feet.

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

Hines Interests Limited Partnership provides the Company with day-to-day property management, construction management and leasing services relating to the operation of the Property. Hines Interests Limited Partnership is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Hines Interests Limited Partnership requires the Company to pay Hines Interests Limited Partnership a monthly fee equal to one and three-quarters percent (1.75%) of the net operating receipts collected in the preceding month. The monthly fee is adjusted to one and nine-tenths percent (1.90%) of the net operating receipts collected in the preceding month if the Property is above eighty percent (80%) leased. The management agreement between the Company and Hines Interests Limited Partnership operates on a month-to-month basis and may be terminated for cause.

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

Permanent Mortgage Loan

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan in the original principal amount of $35,000,000 that matures on September 1, 2021 (the “Loan”). The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2016, we had drawn an aggregate of $28,506,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2016 and 2015 was $1,690,000 and $1,691,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reports to the Lender. We were in compliance with the Loan covenants as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2017	$749
2018	786
2019	824
2020	865
2021	31,595

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for each of the years ended December 31, 2016 and 2015 is $30,000 and is included in interest expense in the Company’s Consolidated Statements of Operations.

Competition

We believe that the downtown Chicago office market, which we refer to as the Central Business District, has witnessed significant net absorption during the past few years, which has reduced the overall Chicago vacancy rate. Although overall conditions are not quite as good for office buildings in the East Loop submarket of Chicago, the Property’s specific submarket within the Central Business District, there has been meaningful net absorption in the East Loop as well. However, the Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is no existing significant competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. Given that the Property is a multi-tenant office tower that is leased to a diverse group of office and retail tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time. We believe that the existing vacant space at the Property will ultimately be leased to new tenants.

Employees

We had no employees as of December 31, 2016.

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

Item 1A.       Risk Factors

Not applicable.

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.       Properties

Set forth below is information regarding the Property as of December 31, 2016:

						Annual Rent Revenue from Major Tenants
	Date of	Approx.	Percent	Number	Name of Major	For the Year Ended
Property Location	Purchase	Square Feet	Leased	of Tenants	Tenants(1)	December 31, 2016

303 East Wacker Drive Chicago, Illinois 60601	1/5/2007	860,000	73.5%	43	Maximus, Tribune Media, AECOM, and Hewlett- Packard	$6,011,000

(1)       As of December 31, 2016, no tenant leased 10% or more of the Property’s rentable space. Major tenants listed are the top four tenants based on the leased square feet.

The average effective annual rent per leased square foot for the years ended December 31, 2016 and 2015 was $18.82 and $19.75, respectively.

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

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration	Expiration

2017	9	111,423	$2,565,463	27.32%
2018	3	38,562	721,547	7.68%
2019	7	40,713	605,004	6.44%
2020	5	14,650	351,657	3.74%
2021	6	53,981	1,011,305	10.77%
2022	6	79,695	1,861,511	19.82%
2023	—	—	—	0.00%
2024	4	144,714	1,783,712	19.00%
2025	—	—	—	0.00%
2026	4	24,847	490,067	5.22%

Total	44	508,585	$9,390,266	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2016.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 73.5% leased as of December 31, 2016 to a diverse group of tenants with staggered lease expirations. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2016, 43 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, until September 30, 2017 for approximately 52,281 square feet and until November 16, 2017 for approximately 30,584 square feet.

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

As of February 28, 2017, Franklin Street was the sole holder of record of the Common Stock and there were 851 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions or dividends have been or will be declared on the Common Stock.

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

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2016	$—	$—
Second quarter of 2016	$316	$698,360
Third quarter of 2016	$316	$698,360
Fourth quarter of 2016	$316	$698,360

First quarter of 2015	$—	$—
Second quarter of 2015	$—	$—
Third quarter of 2015	$—	$—
Fourth quarter of 2015	$—	$—

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

Overview

FSP 303 East Wacker Drive Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, and operate a twenty-eight story Class “A” multi-tenant office tower containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with continued declining unemployment from recent levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.   In addition, the Federal Reserve Bank has indicated that it anticipates raising interest rates in 2017.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 73.5% leased as of December 31, 2016 to a diverse group of tenants with staggered lease expirations, compared to approximately 64% leased as of December 31, 2015. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2016, 43 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space, until September 30, 2017 for approximately 52,281 square feet and until November 16, 2017 for approximately 30,584 square feet.

During the three months ended December 31, 2016, we signed a new lease with Tribune Media for approximately 60,592 square feet. In addition, during calendar year 2015, we added a number of new amenities to the Property and believe that they have been very well received by both existing tenants and prospective tenants. The new amenities are intended to boost leasing activity at the Property from a much wider range of small and mid-sized companies. The new amenities include a conference center, Wi-Fi lounge and management office on the second floor (adjacent to the fitness center) and are now available to occupants of the Property. We believe that these types of amenities are very popular with prospective tenants and increasingly critical for office buildings to attract the significant number of technology companies seeking flexible and modern working spaces in an urban environment. In addition, we finished supervising the construction of the lobby improvements for Bake for Me, a café and bakery food service, which provides breakfast, coffee and lunch options for occupants in the main lobby from early morning to mid-afternoon.

We believe that the downtown Chicago office market, which we refer to as the Central Business District, has witnessed significant net absorption during the past few years, which has reduced the overall Chicago vacancy rate. Although overall conditions are not quite as good for office buildings in the East Loop submarket of Chicago, the Property’s specific submarket within the Central Business District, there has been meaningful net absorption in the East Loop as well.

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

During the three months ended December 31, 2016, we believe that vacancy rates decreased slightly and that rental rates decreased slightly for buildings in Chicago’s East Loop office submarket. Our goal continues to be to lease the existing vacant space at the Property to new or existing tenants.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

On January 24, 2017, our Board of Directors declared a dividend in the amount of $330 per share of Preferred Stock, in light of results of operations of the Property for the three months ended December 31, 2016. Although we currently expect a similar level of dividend distributions in future periods until occupancy levels at the Property more fully recover, the level of dividend payments in future periods may vary and will depend on the Property’s actual operating results and future capital and leasing needs. We cannot guarantee the future payment of dividends or the amount of any such dividends.

Management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, in the original principal amount of $35,000,000 that matures on September 1, 2021, which we refer to as the Loan. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions.

The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2016, we had drawn an aggregate of $28,506,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2016 and 2015 was $1,690,000 and $1,691,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reports to the Lender. We were in compliance with the Loan covenants as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2017	$749
2018	786
2019	824
2020	865
2021	31,595

Potential Sale of the Property

In July 2016, our Board of Directors made the decision to try to sell the Property. After soliciting interest and input from commercial real estate brokers familiar with the Property and the local market, we retained Holliday Fenoglio Fowler, L.P., a commercial real estate broker, to facilitate a potential sale of the Property. Despite an aggressive marketing campaign that included several offers, we did not achieve buyer interest at pricing levels that our Board of Directors were prepared to recommend to the holders of the Preferred Stock. Our objective, as always, is to maximize shareholder value by trying to get the best overall rate of return for the holders of the Preferred Stock considering both current dividend distribution levels and the proceeds of the sale of the Property, all in the context of current market conditions. Accordingly, we have directed Holliday Fenoglio Fowler, L.P. to cease marketing of the Property and we intend to continue to own and operate the Property. We believe that current leasing conditions are favorable and are hopeful that we can stabilize the Property at a higher occupancy level during the next twelve months. If successful and if market conditions warrant doing so at that time, our Board of Directors intends to attempt another sale of the Property. As a result, we are very focused on leasing the Property’s remaining existing vacancy.

Any sale of the Property would be subject to a number of conditions, including a successful marketing of the Property and approval of the sale by our Board of Directors and a majority of the holders of the Preferred Stock. At this time, we are not able to predict when or if the satisfaction of any of these conditions will occur and as a result there can be no assurance that we will be able to sell the Property on acceptable terms or within any particular time frame.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2016, the Property was approximately 73.5% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Revenue

Total revenue increased $2.3 million to $17.9 million for the year ended December 31, 2016, as compared to $15.6 million for the year ended December 31, 2015. This increase was primarily due to an increase in overall rental revenue as a result of increased occupancy.

Expenses

Total expenses increased $0.5 million to $19.2 million for the year ended December 31, 2016, as compared to $18.7 million for the year ended December 31, 2015. The increase was primarily due to a $1.0 million increase in real estate taxes and insurance and a $0.2 million increase in rental operating expenses, which was offset in part by the $0.7 million decrease in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents were $25.3 million and $23.8 million at December 31, 2016 and 2015, respectively.

Management believes that the existing cash and cash equivalents as of December 31, 2016 of $25.3 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months following the filing date.

Operating Activities

Cash provided by operating activities of $5.0 million for the year ended December 31, 2016 was primarily attributable to non-cash items of $6.6 million, consisting primarily of depreciation and amortization, and uses arising from other current accounts of $1.4 million, partially offset by a net loss of approximately $1.3 million and payments of deferred leasing costs of $1.7 million.

Investing Activities

Cash used for investing activities for the year ended December 31, 2016 of approximately $1.2 million was attributable to the purchase of restricted investments of $11.0 million and the purchase of real estate assets of $7.2 million, partially offset by the redemption of restricted investments of $17.0 million.

Financing Activities

Cash used for financing activities for the year ended December 31, 2016 of approximately $2.3 million was attributable to the distributions to stockholders of approximately $2.1 million and principal payments on loan payable of approximately $0.2 million.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments, and distributions to equity holders. As of December 31, 2016, we had approximately $5.9 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of the Lender to evidence the Loan. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by the Mortgage from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2016, we had drawn an aggregate of $28,506,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2016 and 2015 was $1,690,000 and $1,691,000, respectively.

As of December 31, 2016, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2017	$749
2018	786
2019	824
2020	865
2021	31,595

The Loan agreement includes restrictions on property liens and requires compliance with various non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2016 and 2015.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2016 and 2015, management fees paid were approximately $87,000 and $78,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2016 and 2015, investor services fees and expenses paid were approximately $16,000 and $14,000, respectively.

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

Franklin Street is the sole holder of the one share of the Company’s Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2016 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2017	$10,846
2018	8,620
2019	8,065
2020	7,829
2021	7,144
Thereafter	17,857

$60,361

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

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 Framework.

Based on our assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2017 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, public company director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion.

George J. Carter, age 68, is Chief Executive Officer and a director of the Company. Since 2002 he has also been Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Mr. Carter also served as President of Franklin Street Properties from 2002 to May 2016. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter’s son, Jeffrey B. Carter, serves as President, Chief Investment Officer and a director of the Company, and Mr. Carter’s other son, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of the Company.

Jeffrey B. Carter, age 45, is President, Chief Investment Officer and a director of the Company. In addition, he is President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.), and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and a director of the Company and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of the Company.

John G. Demeritt, age 56, is Executive Vice President, Chief Financial Officer, Treasurer and a director of the Company. In addition, he is Executive Vice President, Chief Financial Officer and Treasurer of Franklin Street, which he joined in September 2004. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986.  Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 50, is Executive Vice President and a director of the Company. In addition, he is Executive Vice President of Franklin Street and President of FSP Property Management LLC. Mr. Donahue joined Franklin Street in August 2001 as Vice President of FSP Property Management LLC.  From 2001 to May 2016, Mr. Donahue was responsible for the management of certain of the real estate assets of Franklin Street and its affiliates.  From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration from Bryant College.

Scott H. Carter, age 45, is Executive Vice President, General Counsel and Secretary of the Company. In addition, Mr. Carter is Executive Vice President, General Counsel and Secretary of Franklin Street. Prior to joining Franklin Street in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and a director of the Company and Mr. Carter’s brother, Jeffrey B. Carter, serves as President, Chief Investment Officer and a director of the Company.

Eriel Anchondo, age 39, is Executive Vice President and Chief Operating Officer of the Company. In addition he is Executive Vice President and Chief Operating Officer of Franklin Street. Prior to joining Franklin Street in January 2015, from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions.  From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company and holders of more than 10% of Preferred Stock pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2016 all filings required to be made by its reporting persons under Section 16(a) were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2017 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter (2)	—	0%

Jeffrey B. Carter (2)	—	0%

John G. Demeritt (2)	—	0%

John F. Donahue (2)	—	0%

Scott H. Carter (2)	—	0%

Eriel Anchondo (2)	—	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons) (2)	—	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

Edward Darman Company Limited Partnership (3)	120.00	5.43%
George J. Carter (2)	—	0%

Jeffrey B. Carter (2)	—	0%

John G. Demeritt (2)	—	0%

John F. Donahue (2)	—	0%

Scott H. Carter (2)	—	0%

Eriel Anchondo (2)	—	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons) (2)	—	0%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the executive officers is employed by Franklin Street Properties Corp.
(3)	The address of Edward Darman Company Limited Partnership is 25 Recreation Park Drive, Suite 204, Hingham, Massachusetts 02043.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

George J. Carter, Jeffrey B. Carter, John G. Demeritt, John F. Donahue, Scott H. Carter and Eriel Anchondo, each of whom is an executive officer of the Company, are executive officers of Franklin Street, and George J. Carter is a director of Franklin Street. Jeffrey B. Carter and Scott H. Carter are brothers and are George J. Carter’s sons. In addition, Janet P. Notopoulos, a former executive officer of the Company, served as an executive officer and director of Franklin Street. None of such persons received any remuneration from the Company for their services.

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2016 and 2015, management fees paid were approximately $87,000 and $78,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2016 and 2015, investor services fees paid were approximately $16,000 and $14,000, respectively.

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

Franklin Street is the sole holder of the one share of the Company’s Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of Common Stock.

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

Fee Category	2016	2015
Audit Fees (1)	$96,000	$70,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,000	6,000
All Other Fees (4)	—	—
	$103,000	$76,000

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $6,000 of the total tax fees incurred in both 2016 and 2015.

(4) The Company was not billed by its independent registered public accounting firm in 2016 or 2015 for any other fees.

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

Item 16.       Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 17, 2017 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By:	/s/ George J. Carter

George J. Carter

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2017

/s/ John G. Demeritt John G. Demeritt	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 17, 2017

/s/ Jeffrey B. Carter Jeffrey B. Carter	President, Chief Investment Officer and Director	March 17, 2017

/s/ John F. Donahue John F. Donahue	Executive Vice President and Director	March 17, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
10.1	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
10.2	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Form 10-Q filed on August 14, 2012 (File No. 000-53165).
10.3	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
10.4	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.5	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.6	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.7	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
10.8	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)
21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)
31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from FSP 303 East Wacker Drive Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
*	Filed herewith.

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF MARCUM LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FSP 303 East Wacker Drive Corp.:

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule on page F-17 to F-18. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FSP 303 East Wacker Drive Corp., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum llp

Marcum llp

Boston, Massachusetts

March 17, 2017

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2016	2015

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	159,834	154,014
Furniture and equipment	837	738
	186,871	180,952

Less accumulated depreciation	42,223	37,563

Real estate investments, net	144,648	143,389

Acquired real estate leases, net of accumulated amortization of $0 and $1,016, respectively	—	72
Acquired favorable real estate leases, net of accumulated amortization of $0 and $911, respectively	—	59
Cash and cash equivalents	25,355	23,810
Restricted cash	6,519	7,668
Restricted investment	—	5,998
Tenant rent receivables, net of allowance for doubtful accounts of $98 and $162, respectively	125	95
Step rent receivable	6,060	5,528
Deferred leasing costs, net of accumulated amortization of $2,603 and $2,119, respectively	5,774	4,994
Prepaid expenses and other assets	66	47

Total assets	$188,547	$191,660

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$5,918	$5,576
Tenant security deposits	455	385
Loan payable, less unamortized financing costs of $141 and $171, respectively	34,678	34,829
Acquired unfavorable real estate leases, net of accumulated amortization of $0 and $110, respectively	—	11

Total liabilities	41,051	40,801

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000	—	—

Cmmon Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(49,666)	(46,303)

Total Stockholders’ Equity	147,496	150,859

Total Liabilities and Stockholders’ Equity	$188,547	$191,660
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2016	2015

Revenues:
Rental	$17,871	$15,575

Total revenue	17,871	15,575

Expenses:

Rental operating expenses	6,274	6,080
Real estate taxes and insurance	4,446	3,454
Depreciation and amortization	6,739	7,466
Interest expense	1,719	1,721

Total expenses	19,178	18,721

Net loss before interest income	(1,307)	(3,146)

Interest income	39	29

Net loss attributable to preferred stockholders	$(1,268)	$(3,117)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210

Net loss per preferred share, basic and diluted	$(574)	$(1,410)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2015 and 2016

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2015	$—	$—	$197,162	$(43,186)	$153,976

Net loss	—	—	—	(3,117)	(3,117)
Balance, December 31, 2015	—	—	197,162	(46,303)	150,859

Distributions	—	—	—	(2,095)	(2,095)

Net loss	—	—	—	(1,268)	(1,268)
Balance, December 31, 2016	$—	$—	$197,162	$(49,666)	$147,496

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Year Ended December 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(1,268)	$(3,117)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	6,769	7,496
Amortization of favorable real estate leases	59	123
Amortization of unfavorable real estate leases	(11)	(16)
Increase (decrease) in bad debt reserve	(64)	162
Changes in operating assets and liabilities:
Restricted cash	1,149	(5,149)
Tenant rent receivable	34	367
Step rent receivable	(532)	(443)
Prepaid expenses and other assets	(19)	19
Accounts payable and accrued expenses	494	(136)
Tenant security deposits	70	(14)
Payment of deferred leasing costs	(1,674)	(989)

Net cash provided by (used for) operating activities	5,007	(1,697)

Cash flows from investing activities:
Purchase of real estate assets	(7,184)	(4,475)
Redemptions of restricted investments	17,000	36,013
Purchase of restricted investments	(11,002)	(26,012)

Net cash provided by (used for) investing activities	(1,186)	5,526

Cash flows from financing activities:
Principal payments of the loan payable	(181)	—
Distributions to stockholders	(2,095)	—

Net cash used for financing activities	(2,276)	—

Net increase in cash and cash equivalents	1,545	3,829

Cash and cash equivalents, beginning of year	23,810	19,981

Cash and cash equivalents, end of year	$25,355	$23,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,690	$1,691

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$85	$237

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

REAL ESTATE AND DEPRECIATION

Real estate assets are stated at cost less accumulated depreciation. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2016 and 2015, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $5,773,000 and $6,188,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $72,000 and $132,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $11,222,000 and were fully amortized and written off as of December 31, 2016. Detail of the acquired real estate leases is as follows:

(in thousands)	December 31,
	2016	2015
Cost	$—	$1,088
Accumulated amortization	—	(1,016)
Book value	$—	$72

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $59,000 and $123,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $8,034,000 and were fully amortized and written off as of December 31, 2016. Detail of the acquired favorable real estate leases is as follows:

(in thousands)	December 31,
	2016	2015
Cost	$—	$970
Accumulated amortization	—	(911)
Book value	$—	$59

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time the Property was acquired. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $11,000 and $16,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES (continued)

The acquired unfavorable real estate leases included in the purchase price of the property were $613,000 and were fully amortized and written off as of December 31, 2016. Details of the acquired unfavorable real estate leases are as follows:

(in thousands)	December 31,
	2016	2015
Cost	$—	$121
Accumulated amortization	—	(110)
Book value	$—	$11

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

RESTRICTED CASH AND INVESTMENT

The Company is required under the loan payable to hold proceeds from the loan payable in a restricted reserve account or accounts.  These proceeds are classified as restricted cash or restricted investments on the Consolidated Balance Sheets, depending on the initial maturity of the respective instrument.  Restricted cash at December 31, 2016 consisted of amounts in a money market account totaling $6,519,000.  There were no restricted investments at December 31, 2016. Restricted cash at December 31, 2015 consisted of amounts in a money market account and certificate of deposit totaling $7,668,000.  Restricted investments at December 31, 2015 consisted of investments in certificates of deposit and in a U.S. Treasury Bill, which the Company has the ability and intent to hold until their maturity, with a total face value of $6,000,000 and a total carrying value of $5,998,000.

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

For the years ended December 31, 2016 and 2015, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenant represents greater than 10% of rental revenue as of December 31, 2016 and 2015:

	2016	2015
Maximus	26.9%	25.2%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, restricted investment, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

TENANT RENT AND OTHER RECEIVABLES

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that as of December 31, 2016 and 2015, the allowance for doubtful accounts was $98,000 and $162,000 respectively.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $6,060,000 and $5,528,000 at December 31, 2016 and 2015, respectively.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $894,000 and $1,146,000 for the years ended December 31, 2016 and 2015, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2016	2015
Income from leases	$10,955	$10,347
Straight-line rent adjustment	503	181
Reimbursable expenses and parking	6,424	5,134
Termination fees	37	20
Amortization of favorable leases	(59)	(123)
Amortization of unfavorable leases	11	16

Total	$17,871	$15,575

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

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

NET LOSS PER SHARE

Basic net loss per share of Preferred Stock is computed by dividing net loss by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net loss per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2016 and 2015. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

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

RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2017. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606. We are continuing to evaluate Topic 606; however, we do not believe there will be a material impact on the timing of our revenue recognition in the consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The implementation of this update did not cause any significant changes to the consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (continued)

RECENT ACCOUNTING STANDARDS (continued)

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with variable interest entities (“VIEs”), particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The implementation of this update did not cause any material changes to the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”). ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted. The Company is currently evaluating the potential changes from ASU 2016-02 to future financial reporting and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows. This ASU provides guidance on the presentation of cash, cash equivalents and restricted cash in the statement of cash flows to reduce the current diversity in practice. The amendments in this update are effective for public business entities for fiscal year beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the financial statements.

RECLASSIFICATION

Certain amounts from the 2015 financial statements have been reclassified to conform to the 2016 presentation. The reclassification was related primarily to conform to ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This new standard was effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. Approximately $171,000 of debt issuance costs were reclassified from other assets to contra term loans on the balance sheet at December 31, 2015. There was no change to net income for any period presented as a result of this reclassification.

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

During the years 2007 to 2016, the Company incurred net operating losses for income tax purposes of approximately $14,131,000 which can be carried forward until it expires between 2027 and 2036. The gross amount of net operating losses available to the Company was $14,131,000 and $12,760,000 as of December 31, 2016 and 2015, respectively.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

3.       Income Taxes (continued)

At December 31, 2016, the Company’s net tax basis of its real estate assets was $164,610,000.

The following schedule reconciles net loss to taxable loss subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2016	2015

Net loss	$(1,268)	$(3,117)

Adjustments: Book depreciation and amortization	6,796	7,496
Amortization of favorable real estate leases	59	123
Deferred rent	290	9
Allowance for bad debt expenses	(64)	162
Tax depreciation and amortization	(6,460)	(5,526)
Amortization of unfavorable real estate leases	(11)	(16)
Straight-line rent adjustment	(713)	(386)
Taxable loss	$(1,371)	$(1,255)

The following schedule summarizes the tax components of the distributions paid for the years ended December 31, 2016 and 2015:

(dollars in thousands)	2016		2015
	Preferred	%	Preferred	%
Ordinary income	$—	0%	$—	0%
Return of Capital	2,095	100%	—	0%

Total	$2,095	100%	$—	0%

4.       Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan in the original principal amount of $35,000,000 that matures on September 1, 2021 (the “Loan”). The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company was obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2016, the Company had drawn an aggregate of $28,506,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2016 and 2015 was $1,690,000 and $1,691,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that the Company provide annual reports to the Lender. The Company was in compliance with the Loan covenants as of December 31, 2016 and December 31, 2015.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

4.        Loan Payable (continued)

As of December 31, 2016, scheduled principal payments under the Loan for the next five years are as follows:

(in thousands)
2017	$749
2018	786
2019	824
2020	865
2021	31,595

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for each of the years ended December 31, 2016 and 2015 is $30,000 and is included in interest expense in the Company’s Consolidated Statements of Operations.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2016 and 2015, management fees paid were approximately $87,000 and $78,000, respectively.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

6.	Related Party Transactions (continued)

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the one share of the Company’s Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2016 and 2015, investor services fees and expenses paid were approximately $16,000 and $14,000, respectively.

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

Franklin Street is the sole holder of the one share of the Company’s Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in December 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

7.       Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2017	$ 10,846
	2018	8,620
	2019	8,065
	2020	7,829
	2021	7,144
	Thereafter	17,857

		$ 60,361

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

8.       Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2016 and 2015, the Company owned and operated the Property in that one segment.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

9.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2016	2015

Accrued property tax	$4,407	$3,909
Deferred rental income	686	759
Accrued capital expenditures	85	163
Accounts payable and other accrued expenses	740	671
Due to tenant - tenant improvements	—	74

Total	$5,918	$5,576

10.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2016	$—	$—
Second quarter of 2016	$316	$698,360
Third quarter of 2016	$316	$698,360
Fourth quarter of 2016	$316	$698,360

First quarter of 2015	$—	$—
Second quarter of 2015	$—	$—
Third quarter of 2015	$—	$—
Fourth quarter of 2015	$—	$—

11.      Subsequent Event

The Company declared a cash distribution of $330 per share of Preferred Stock on January 24, 2017 to the holders of record of Preferred Stock on February 7, 2017, payable on February 14, 2017.

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2016

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
303 East Wacker, Chicago, Illinois	$34,819	$26,200	$128,502	$32,169	$26,200	$160,671	$186,871	$42,223	$144,648	5- 39	2007

(1)	The aggregate cost for Federal Income Tax purposes is $205,511.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2016	2015

Real estate investments, at cost:
Balance, beginning of year	$180,952	$177,418
Improvements	7,032	3,534
Dispositions	(1,113)	—

Balance, end of year	$186,871	$180,952

Accumulated depreciation:
Balance, beginning of year	$37,563	$31,375
Depreciation	5,773	6,188
Dispositions	(1,113)	—

Balance, end of year	$42,223	$37,563