Form 10-Q
period 2017-09-30
FSP 303 East Wacker Drive Corp.
filed 2017-11-09
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES ☐       NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of October 31, 2017.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

September 30, 2017

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016		2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016		3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016		4

	Notes to Consolidated Financial Statements		5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		15

	Item 4.	Controls and Procedures	15

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Mine Safety Disclosures	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 303 East Wacker Drive Corp. Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2017	2016

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	163,721	159,834
Furniture and equipment	837	837
	190,758	186,871

Less accumulated depreciation	46,320	42,223

Real estate investments, net	144,438	144,648

Cash and cash equivalents	22,954	25,355
Restricted cash	5,332	6,519
Tenant rent receivables, net of allowance for doubtful accounts of $133 and $98, respectively	147	125
Step rent receivable	7,041	6,060
Deferred leasing costs, net of accumulated amortization of $3,122 and $2,603, respectively	6,352	5,774
Prepaid expenses and other assets	93	66

Total assets	$186,357	$188,547

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$7,089	$5,918
Tenant security deposits	451	455
Loan payable, less unamortized financing costs of $118 and $141, respectively	34,142	34,678

Total liabilities	41,682	41,051

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained earnings and distributions in excess of earnings	(52,487)	(49,666)

Total Stockholders’ Equity	144,675	147,496

Total Liabilities and Stockholders’ Equity	$186,357	$188,547
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016

Revenues:
Rental	$5,015	$4,584	$14,710	$13,328

Total revenue	5,015	4,584	14,710	13,328

Expenses:

Rental operating expenses	1,479	1,627	4,711	4,740
Real estate taxes and insurance	1,369	1,100	4,014	3,299
Depreciation and amortization	1,796	1,694	5,340	5,012
Interest expense	422	431	1,273	1,291

Total expenses	5,066	4,852	15,338	14,342

Loss before interest income	(51)	(268)	(628)	(1,014)

Interest income	2	11	6	36

Net loss attributable to preferred stockholders	$(49)	$(257)	$(622)	$(978)

Weighted average number of preferred shares outstanding,
basic and diluted	2,210	2,210	2,210	2,210

Net loss per preferred share, basic and diluted	$(22)	$(116)	$(281)	$(443)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(622)	$(978)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	5,363	5,035
Amortization of favorable real estate leases	—	59
Amortization of unfavorable real estate leases	—	(9)
Decrease in bad debt reserve	35	(64)
Changes in operating assets and liabilities:
Restricted cash	1,187	(1,843)
Tenant rent receivable	(57)	35
Step rent receivable	(981)	(143)
Prepaid expenses and other assets	(27)	(21)
Accounts payable and accrued expenses	(653)	(763)
Tenant security deposits	(4)	62
Payment of deferred leasing costs	(1,338)	(648)

Net cash provided by operating activities	2,903	722

Cash flows from investing activities:
Purchase of real estate assets	(2,546)	(3,052)
Redemptions of restricted investments	—	15,000
Purchase of restricted investments	—	(11,002)

Net cash provided by (used for) investing activities	(2,546)	946

Cash flows from financing activities:
Distributions to stockholders	(2,199)	(1,397)
Principal payments of the loan payable	(559)	—

Net cash used for financing activities	(2,758)	(1,397)

Net increase (decrease) in cash and cash equivalents	(2,401)	271

Cash and cash equivalents, beginning of period	25,355	23,810

Cash and cash equivalents, end of period	$22,954	$24,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,252	$1,268

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,909	$222

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2017 and December 31, 2016, no impairment charges were recorded.

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

Restricted Cash

The Company is required under the loan payable to hold proceeds from the loan payable in a restricted reserve account or accounts.  These proceeds are classified as restricted cash on the Consolidated Balance Sheets.  Restricted cash at September 30, 2017 and December 31, 2016 consisted of amounts in a money market account totaling $5,332,000 and $6,519,000, respectively.

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

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3.      Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan in the original principal amount of $35,000,000 that matures on September 1, 2021 (the “Loan”). The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company was obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2017, the Company had drawn an aggregate of $29,680,000 from the restricted reserve account(s). Interest expense paid on the Loan for the nine months ended September 30, 2017 and 2016 was $1,252,000 and $1,268,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that the Company provide annual reports to the Lender. The Company was in compliance with the Loan covenants as of September 30, 2017 and December 31, 2016.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for each of the nine months ended September 30, 2017 and 2016 was $23,000, and is included in interest expense in the Company’s Consolidated Statements of Operations.

4.      Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2017 and 2016, management fees paid to FSP Property Management LLC were approximately $68,000 and $66,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s Preferred Stock. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2017 and 2016, investor services fees paid were approximately $12,000 for both periods.

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

5.      Net Income Per Share

Basic net income per share is computed by dividing net income or loss by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2017 and 2016.

6.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

7.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2017	$330	$729,300

Second quarter of 2017	$330	$729,300

Third quarter of 2017	$335	$740,350

First quarter of 2016	$—	$—

Second quarter of 2016	$316	$698,360

Third quarter of 2016	$316	$698,360

8.      Subsequent Event

The Company declared a cash distribution of $340 per preferred share on October 24, 2017 to the holders of record of the Company’s Preferred Stock on November 7, 2017, payable on November 14, 2017.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow to moderate economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates. In addition, the Federal Reserve Bank has indicated that it could raise interest rates further in 2017 and 2018. Although the interest rate on our existing indebtedness is fixed, any increase in interest rates could result in increased future borrowing costs to us.  However, we could also benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 77.7% leased as of September 30, 2017 to a diverse group of tenants with staggered lease expirations, compared to approximately 73.5% leased as of December 31, 2016. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of September 30, 2017, 45 tenants were leasing space at the Property, with the largest being Maximus, Inc. at approximately 82,865 square feet, or approximately 9.6% of the Property’s rentable space.

During the three months ended September 30, 2017, we entered into lease amendments with Maximus, Inc. that both extended its lease term and reduced its square footage at the Property to a total of approximately 51,946 square feet for the period from October 1, 2017 to September 30, 2020 and to a total of approximately 30,684 square feet for the period from October 1, 2020 to November 16, 2020. Management has been working with several other existing tenants on potential lease extensions and expansions at the Property and is targeting having these agreements completed during the fourth quarter of 2017.

During the three months ended September 30, 2017, we believe that the downtown Chicago office market, which we refer to as the Central Business District, experienced an increase in direct vacancy, which offset a decrease in sublease vacancy. We believe that the increase in direct vacancy is primarily due to increased supply from new construction and negative net absorption. The office leasing conditions in the East Loop submarket, the Property’s specific submarket, also experienced a similar increase in vacancy during the same period.

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

During the three months ended September 30, 2017, we believe that overall vacancy rates increased slightly and that rental rates remained relatively unchanged for buildings in Chicago’s East Loop office submarket. Our goal continues to be to lease the existing vacant space at the Property to new or existing tenants.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

On October 24, 2017, our Board of Directors declared a dividend in the amount of $340 per share of Preferred Stock, in light of results of operations of the Property for the three months ended September 30, 2017. Although we currently expect a similar level of dividend distributions in future periods until occupancy levels at the Property more fully recover, the level of dividend payments in future periods may vary and will depend on the Property’s actual operating results and future capital and leasing needs. We cannot guarantee the future payment of dividends or the amount of any such dividends.

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

The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2017, we had drawn an aggregate of $29,680,000 from the restricted reserve account(s). Interest expense paid on the Loan for the nine months ended September 30, 2017 and 2016 was $1,252,000 and $1,268,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reports to the Lender. We were in compliance with the Loan covenants as of September 30, 2017 and December 31, 2016.

Potential Sale of the Property

In July 2016, our Board of Directors made the decision to try to sell the Property. After soliciting interest and input from commercial real estate brokers familiar with the Property and the local market, we retained Holliday Fenoglio Fowler, L.P., a commercial real estate broker, to facilitate a potential sale of the Property. Despite an aggressive marketing campaign that included several offers, we did not achieve buyer interest at pricing levels that our Board of Directors were prepared to recommend to the holders of the Preferred Stock. Our objective, as always, is to maximize shareholder value by trying to get the best overall rate of return for the holders of the Preferred Stock considering both current dividend distribution levels and the proceeds of the sale of the Property, all in the context of current market conditions. Accordingly, we directed Holliday Fenoglio Fowler, L.P. to cease marketing the Property and we intend to continue to own and operate the Property.

As a result of various factors, including challenging local market conditions and limited larger tenant prospects, management is focused on renewing and expanding existing tenants at the Property, while also attempting to attract smaller and mid-sized prospective tenants. Management believes that stabilizing the Property at a higher occupancy level may take longer than originally anticipated. If successful and if market conditions warrant doing so at that time, our Board of Directors intends to attempt another sale of the Property. As a result, we continue to be focused on leasing the Property’s remaining existing vacancy.

Any sale of the Property would be subject to a number of conditions, including successful marketing of the Property and approval of the sale by our Board of Directors and a majority of the holders of the Preferred Stock. At this time, we are not able to predict when or if the satisfaction of any of these conditions will occur and as a result there can be no assurance that we will be able to sell the Property on acceptable terms or within any particular time frame.

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

Results of Operations

As of September 30, 2017, the Property was approximately 77.7% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Revenue

Total revenue increased by approximately $0.4 million to $5.0 million for the three months ended September 30, 2017, as compared to $4.6 million for the three months ended September 30, 2016. This increase was primarily due to an increase in overall rental revenue as a result of increased occupancy.

Expenses

Total expenses increased by approximately $0.2 million to $5.1 million for the three months ended September 30, 2017, as compared to $4.9 million for the three months ended September 30, 2016. The increase is primarily due to $0.3 million increase in real estate taxes and insurance and a $0.1 million increase in depreciation and amortization, partially offset by a decrease of approximately $0.2 million in operating expenses.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Revenue

Total revenue increased by approximately $1.4 million to $14.7 million for the nine months ended September 30, 2017, as compared to $13.3 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in overall rental revenue as a result of increased occupancy.

Expenses

Total expenses increased by approximately $1.0 million to $15.3 million for the nine months ended September 30, 2017, as compared to $14.3 million for the nine months ended September 30, 2016. The increase is primarily due to a $0.7 million increase in real estate taxes and insurance and a $0.3 million increase in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents were $22.9 million at September 30, 2017 and $25.3 million at December 31, 2016. The $2.4 million decrease for the nine months ended September 30, 2017 was primarily attributable to approximately $2.5 million used in investing activities and $2.8 million used in financing activities, offset by $2.9 million provided by operating activities.

Management believes that the existing cash and cash equivalents as of September 30, 2017 of $22.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $2.9 million for the nine months ended September 30, 2017 was primarily attributable to an add-back of non-cash items of $5.4 million, consisting primarily of depreciation and amortization, and a decrease in restricted cash of $1.1 million, which was partially offset by a net loss of approximately $0.6 million, uses arising from other current operations of $1.7 million and payments of deferred leasing costs of $1.3 million.

Investing Activities

The cash used in investing activities of approximately $2.5 million for the nine months ended September 30, 2017 was attributable to purchases of real estate assets.

Financing Activities

The cash used in financing activities of approximately $2.8 million for the nine months ended September 30, 2017 was attributable to the distributions to stockholders of approximately $2.2 million and $0.6 million of principal payments on the Loan.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of September 30, 2017, we had approximately $7.1 million in accrued liabilities, and $34.1 million in loan payable. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into the Loan in favor of the Lender, in an original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of September 30, 2017, we had drawn an aggregate of $29,680,000 from the restricted reserve account(s). Interest expense paid on the Loan for the nine months ended September 30, 2017 and 2016 was $1,252,000 and $1,268,000, respectively.

The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of September 30, 2017 and December 31, 2016.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2017 and 2016, management fees paid to FSP Property Management LLC were approximately $68,000 and $66,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2017 and 2016, investor services fees paid were approximately $12,000 for both periods.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: November 9, 2017	/s/ George J. Carter George J. Carter	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)