Form 10-K
period 2017-12-31
FSP 303 East Wacker Drive Corp.
filed 2018-03-16
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑.

As of June 30, 2017 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 2,210 as of February 28, 2018.

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I		1
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments.	4
Item 2.	Properties.	5
Item 3.	Legal Proceedings.	6
Item 4.	Mine Safety Disclosures	8

PART II		7
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data.	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 8.	Financial Statements and Supplementary Data.	16
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	16
Item 9A.	Controls and Procedures.	16
Item 9B.	Other information.	17

PART III		18
Item 10.	Directors, Executive Officers and Corporate Governance	18
Item 11.	Executive Compensation.	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	19
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	21
Item 14.	Principal Accounting Fees and Services.	22

PART IV		23
Item 15.	Exhibits, Financial Statement Schedules.	23
Item 16.	Form 10-K Summary.	24

SIGNATURES		25

Item 1.	Business

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

The Company was organized in December 2006 by FSP Investments LLC, a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE American: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

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

The Property was approximately 73.5% leased as of December 31, 2017 to a diverse group of tenants with staggered lease expirations. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2017, 45 tenants were leasing space at the Property, with the largest being Tribune Media at approximately 60,952 square feet, or approximately 7.1% of the Property’s rentable space.

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

Permanent Mortgage Loan

On August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan in the original principal amount of $35,000,000 that matures on September 1, 2021 (the “Loan”). The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2017, we had drawn an aggregate of $31,070,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2017 and 2016 was $1,665,000 and $1,690,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reports to the Lender. We were in compliance with the Loan covenants as of December 31, 2017 and December 31, 2016.

As of December 31, 2017, scheduled principal payments under the Loan for the next four years are as follows:

(in thousands)
2018	$ 786
2019	824
2020	865
2021	31,595

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for each of the years ended December 31, 2017 and 2016 is $30,000 and is included in interest expense in the Company’s Consolidated Statements of Operations.

Competition

We believe that the downtown Chicago office market, which we refer to as the Central Business District, witnessed an increase in total vacancy during 2017 compared to 2016. We believe that the increase in vacancy in the Central Business District during 2017 was primarily attributable to increased supply from new construction and a lack of meaningful net absorption. The Property is located in the East Loop submarket of the Central Business District. We believe that vacancy rates in the East Loop also increased during 2017 compared to 2016, but we think that the increase in the East Loop was primarily caused by an increase in available sublease space. The Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is no existing significant competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. Given that the Property is a multi-tenant office tower that is leased to a diverse group of office and retail tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time. We believe that the existing vacant space at the Property will ultimately be leased to new tenants.

Employees

We had no employees as of December 31, 2017.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2017:

Property Location	Date of Purchase	Approx. Square Feet	Percent Leased	Number of Tenants	Name of Major Tenants(1)	Annual Rent Revenue from Major Tenants For the Year Ended December 31, 2017

303 East Wacker Drive Chicago, Illinois 60601	1/5/2007	860,000	73.5%	45	Maximus and Kelly Scott & Madison	$3,843,000

(1)       Major tenants represent greater than 10% of rental revenue as of December 31, 2017.

The average effective annual rent per leased square foot for the years ended December 31, 2017 and 2016 was $17.19 and $18.82, respectively.

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

The following table reflects certain information for the leases that are expiring over the next ten years:

				Percentage of
			Annualized	Annualized
	Number		Rents by Year	Rents by Year
	of Leases	Square Feet	of Lease	of Lease
Year	Expiring	Expiring	Expiration(1)	Expiration

2018	5	35,335	$ 656,703	5.07%
2019	7	40,713	809,203	6.25%
2020	7	26,907	620,746	4.79%
2021	5	46,807	782,424	6.04%
2022	6	117,147	2,599,481	20.07%
2023	-	-	-	0.00%
2024	5	151,299	3,299,670	25.48%
2025	1	13,293	498,540	3.85%
2026	4	24,847	561,430	4.33%
2027	4	116,663	3,123,283	24.12%

Total	44	573,011	$ 12,951,480	100.00%

(1)	Reflects the annualized contractual minimum rental income from non-cancelable leases at December 31, 2017.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property was approximately 73.5% leased as of December 31, 2017 to a diverse group of tenants with staggered lease expirations. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2017, 45 tenants were leasing space at the Property, with the largest being Tribune Media at approximately 60,952 square feet, or approximately 7.1% of the Property’s rentable space. Tribune Media’s rent payments commenced in March 2018.

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

As of February 28, 2018, Franklin Street was the sole holder of record of the Common Stock and there were 856 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on December 27, 2007 and following that date no further distributions or dividends have been or will be declared on the Common Stock.

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

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2017	$330	$729,300
Second quarter of 2017	$330	$729,300
Third quarter of 2017	$335	$740,350
Fourth quarter of 2017	$340	$751,400

First quarter of 2016	$—	$—
Second quarter of 2016	$316	$698,360
Third quarter of 2016	$316	$698,360
Fourth quarter of 2016	$316	$698,360

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, geopolitical events, expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about government fiscal policy, uncertainties relating to the impact of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of moderate economic growth, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, the pace of economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.   In addition, the Federal Reserve Bank has indicated that it could raise interest rates further in 2018.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Real Estate Operations

The Property was approximately 73.5% leased as of December 31, 2017 to a diverse group of tenants with staggered lease expirations, representing no change from the leased rate as of December 31, 2016. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2017, 45 tenants were leasing space at the Property, with the largest being Tribune Media at approximately 60,952 square feet, or approximately 7.1% of the Property’s rentable space.

During the three months ended December 31, 2017, we worked with several existing tenants on potential lease extensions and we are targeting leased occupancy of approximately 75% by the end of the first quarter of 2018.

We believe that the downtown Chicago office market, which we refer to as the Central Business District, witnessed an increase in total vacancy during 2017 compared to 2016. We believe that the increase in vacancy in the Central Business District during 2017 was primarily attributable to increased supply from new construction and a lack of meaningful net absorption. The Property is located in the East Loop submarket of the Central Business District. We believe that vacancy rates in the East Loop also increased during 2017 compared to 2016, but we think that the increase in the East Loop was primarily caused by an increase in available sublease space. During the three months ended December 31, 2017, we believe that vacancy rates increased slightly and that rental rates increased slightly for buildings in Chicago’s East Loop office submarket. We believe that several factors, including weaker market conditions during 2017 and early 2018 and a limited supply of larger tenant prospects, have caused us to focus on renewing and expanding existing tenants, while also attempting to attract smaller and mid-sized prospective tenants. Accordingly, we believe that it may take longer than we had previously expected to stabilize the Property at a higher occupancy level.

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

Dividends, Future Tenant Improvement Costs and Leasing Commissions

On January 24, 2018, our Board of Directors declared a dividend in the amount of $340 per share of Preferred Stock, in light of results of operations of the Property for the three months ended December 31, 2017. Although we currently expect a similar level of dividend distributions in future periods until occupancy levels at the Property more fully recover, the level of dividend payments in future periods may vary and will depend on the Property’s actual operating results and future capital and leasing needs. We cannot guarantee the future payment of dividends or the amount of any such dividends.

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

The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2017, we had drawn an aggregate of $31,070,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2017 and 2016 was $1,665,000 and $1,690,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reports to the Lender. We were in compliance with the Loan covenants as of December 31, 2017 and December 31, 2016.

As of December 31, 2017, scheduled principal payments under the Loan for the next four years are as follows:

(in thousands)
2018	$ 786
2019	824
2020	865
2021	31,595

Potential Sale of the Property

On February 21, 2018, our Board of Directors again made the decision to try to sell the Property. After soliciting interest and input from commercial real estate brokers familiar with the Property and the local market, we retained Jones Lang LaSalle Americas (Illinois) L.P., a commercial real estate broker, to facilitate a potential sale of the Property. We believe that the opportunity to lease the remaining vacant space at the Property, together with an improving economy, are combining to create a potentially advantageous sales opportunity for the holders of the Preferred Stock.

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

Results of Operations

The Company acquired the Property and commenced operations on January 5, 2007. As of December 31, 2017, the Property was approximately 73.5% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

Revenue

Total revenue increased $1.8 million to $19.7 million for the year ended December 31, 2017, as compared to $17.9 million for the year ended December 31, 2016. This increase was primarily due to an increase in overall rental revenue as a result of increased occupancy.

Expenses

Total expenses increased $1.5 million to $20.7 million for the year ended December 31, 2017, as compared to $19.2 million for the year ended December 31, 2016. The increase was primarily due to a $0.8 million increase in real estate taxes and insurance, an increase of $0.6 million in depreciation and amortization, and a $0.1 million increase in rental operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $22.6 million and $25.3 million at December 31, 2017 and 2016, respectively.

Management believes that the existing cash and cash equivalents as of December 31, 2017 of $22.6 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months following the filing date.

Operating Activities

Cash provided by operating activities of $6.1 million for the year ended December 31, 2017 was primarily attributable to non-cash items of $7.3 million, consisting primarily of depreciation and amortization, funds from restricted cash of $2.6 million and uses arising from other current accounts of $0.1 million, partially offset by a net loss of approximately $1.0 million, increases in step rent receivable of $1.5 million and payments of deferred leasing costs of $1.4 million.

Investing Activities

Cash used for investing activities for the year ended December 31, 2017 of approximately $5.2 million was attributable to the purchase of real estate assets.

Financing Activities

Cash used for financing activities for the year ended December 31, 2017 of approximately $3.7 million was attributable to the distributions to stockholders of approximately $3.0 million and principal payments on loan payable of approximately $0.7 million.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments, and distributions to equity holders. As of December 31, 2017, we had approximately $6.7 million in accrued liabilities. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into a mortgage note in favor of the Lender to evidence the Loan. The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by the Mortgage from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2017, we had drawn an aggregate of $31,070,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2017 and 2016 was $1,665,000 and $1,690,000, respectively.

As of December 31, 2017, scheduled principal payments under the Loan for the next four years are as follows:

(in thousands)
2018	$ 786
2019	824
2020	865
2021	31,595

The Loan agreement includes restrictions on property liens and requires compliance with various non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of December 31, 2017 and 2016.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2017 and 2016, management fees paid were approximately $91,000 and $87,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2017 and 2016, investor services fees and expenses paid were approximately $17,000 and $16,000, respectively.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2017 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2018	$11,971
2019	11,983
2020	11,863
2021	10,645
2022	9,259
Thereafter	30,131

$85,852

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

The information required by this item is included in the financial pages following the signature page to this Annual Report on Form 10-K herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 Framework.

Based on our assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria. This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2018 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, public company director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion.

George J. Carter, age 69, is Chief Executive Officer and a director of the Company. Since 2002 he has also been Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Mr. Carter also served as President of Franklin Street Properties from 2002 to May 2016. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter’s son, Jeffrey B. Carter, serves as President, Chief Investment Officer and a director of the Company, and Mr. Carter’s other son, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of the Company.

Jeffrey B. Carter, age 46, is President, Chief Investment Officer and a director of the Company. In addition, he is President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.), and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and a director of the Company and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of the Company.

John G. Demeritt, age 57, is Executive Vice President, Chief Financial Officer, Treasurer and a director of the Company. In addition, he is Executive Vice President, Chief Financial Officer and Treasurer of Franklin Street, which he joined in September 2004. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance.  Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration.  During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001.  From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as the The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions.  Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 51, is Executive Vice President and a director of the Company. In addition, he is Executive Vice President of Franklin Street and President of FSP Property Management LLC. Mr. Donahue joined Franklin Street in August 2001 as Vice President of FSP Property Management LLC.  From 2001 to May 2016, Mr. Donahue was responsible for the management of certain of the real estate assets of Franklin Street and its affiliates.  From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration from Bryant College.

Scott H. Carter, age 46, is Executive Vice President, General Counsel and Secretary of the Company. In addition, Mr. Carter is Executive Vice President, General Counsel and Secretary of Franklin Street. Prior to joining Franklin Street in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999.  At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance.  Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami.  Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts.  Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and a director of the Company and Mr. Carter’s brother, Jeffrey B. Carter, serves as President, Chief Investment Officer and a director of the Company.

Eriel Anchondo, age 40, is Executive Vice President and Chief Operating Officer of the Company. In addition he is Executive Vice President and Chief Operating Officer of Franklin Street. Prior to joining Franklin Street in January 2015, from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions.  From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal. Each of them is an employee of Franklin Street, which is the sole holder of the Common Stock and the holder of 965.75 shares of Preferred Stock. Each of our officers serves in that capacity at the request of Franklin Street.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company and holders of more than 10% of Preferred Stock pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2017 all filings required to be made by its reporting persons under Section 16(a) were timely made in accordance with the requirements of the Exchange Act.

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

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the SEC. Franklin Street’s common stock is traded on the NYSE American under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2018 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter (2)	-	0%

Jeffrey B. Carter (2)	-	0%

John G. Demeritt (2)	-	0%

John F. Donahue (2)	-	0%

Scott H. Carter (2)	-	0%

Eriel Anchondo (2)	-	0%

All Directors and Executive Officers as a Group (consisting of 6 persons) (2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	965.75	43.7%

Edward Darman Company Limited Partnership (3)	120.00	5.43%

George J. Carter (2)	-	0%

Jeffrey B. Carter (2)	-	0%

John G. Demeritt (2)	-	0%

John F. Donahue (2)	-	0%

Scott H. Carter (2)	-	0%

Eriel Anchondo (2)	-	0%

All Directors and Executive Officers as a Group (consisting of 6 persons) (2)	-	0%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the executive officers is employed by Franklin Street Properties Corp.
(3)	The address of Edward Darman Company Limited Partnership is 25 Recreation Park Drive, Suite 204, Hingham, Massachusetts 02043.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2017 and 2016, management fees paid were approximately $91,000 and $87,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2017 and 2016, investor services fees paid were approximately $17,000 and $16,000, respectively.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. None of our directors qualifies as “independent” under the standards of the NYSE American, where Franklin Street is listed.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following table summarizes the aggregate fees billed by the Company’s independent registered public accounting firm for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2017	2016
Audit Fees (1)	$96,000	$96,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,500	7,000
All Other Fees (4)	—	—
	$103,500	$103,000

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $7,500 and $7,000 of the total tax fees incurred in 2017 and 2016, respectively.
(4)	The Company was not billed by its independent registered public accounting firm in 2017 or 2016 for any other fees.

Pre-Approval Policy and Procedures

The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Financial Statements: The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

3.	Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)

10.1	Asset Management Agreement, dated January 5, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, as amended by that certain First Amendment to Asset Management Agreement, dated August 23, 2007, between FSP 303 East Wacker Drive LLC and FSP Property Management LLC, incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)

10.2	Investor Services Agreement dated August 14, 2012 by and between FSP 303 East Wacker Drive Corp. and FSP Investments LLC, incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Form 10-Q filed on August 14, 2012 (File No. 000-53165).

10.3	Voting Agreement, dated January 1, 2007, among FSP 303 East Wacker Drive Corp., George J. Carter and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)

10.4	Mortgage Note dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.1 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.5	Tenant Improvement and Leasing Commissions Agreement dated August 3, 2011 by and between FSP 303 East Wacker Drive LLC and John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.2 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.6	Mortgage, Assignment of Leases and Rents and Security Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.3 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.7	Guaranty Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.4 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

10.8	Indemnification Agreement dated August 3, 2011 from FSP 303 East Wacker Drive LLC and FSP 303 East Wacker Drive Corp. in favor of John Hancock Life Insurance Company (U.S.A.), incorporated herein by reference to Exhibit 10.5 to FSP 303 East Wacker Drive Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 000-53165)

21.1	Subsidiaries of FSP 303 East Wacker Drive Corp., incorporated herein by reference to Exhibit 21.1 to FSP 303 East Wacker Drive Corp.’s Registration Statement on Form 10 filed on April 11, 2008 (File No. 000-53165)

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from FSP 303 East Wacker Drive Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 16, 2018 by the undersigned, thereunto duly authorized.

FSP 303 East Wacker Drive Corp.

By:	/s/ George J. Carter

George J. Carter

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 16, 2018
John G. Demeritt

/s/ Jeffrey B. Carter	President, Chief Investment Officer and Director	March 16, 2018
Jeffrey B. Carter

/s/ John F. Donahue	Executive Vice President and Director	March 16, 2018
John F. Donahue

FSP 303 East Wacker Drive Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF MARCUM LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FSP 303 East Wacker Drive Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FSP 303 East Wacker Drive Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial schedule listed on pages F-16 and F-17 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2007.

Boston, Massachusetts
March 16, 2018

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2017	2016

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	165,059	159,834
Furniture and equipment	837	837
	192,096	186,871

Less accumulated depreciation	47,992	42,223

Real estate investments, net	144,104	144,648

Cash and cash equivalents	22,628	25,355
Restricted cash	3,943	6,519
Tenant rent receivables, net of allowance for doubtful accounts of $133 and $98, respectively	235	125
Step rent receivable	7,553	6,060
Deferred leasing costs, net of accumulated amortization of $2,893 and $2,603, respectively	6,151	5,774
Prepaid expenses and other assets	88	66

Total assets	$184,702	$188,547

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$6,694	$5,918
Tenant security deposits	483	455
Loan payable, less unamortized financing costs of $111 and $141, respectively	33,959	34,678

Total liabilities	41,136	41,051

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized, issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained losses and distributions in excess of earnings	(53,596)	(49,666)

Total Stockholders’ Equity	143,566	147,496

Total Liabilities and Stockholders’ Equity	$184,702	$188,547

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2017	2016

Revenues:
Rental	$19,674	$17,871

Total revenue	19,674	17,871

Expenses:

Rental operating expenses	6,421	6,274
Real estate taxes and insurance	5,282	4,446
Depreciation and amortization	7,265	6,739
Interest expense	1,692	1,719

Total expenses	20,660	19,178

Net loss before interest income	(986)	(1,307)

Interest income	6	39

Net loss attributable to preferred stockholders	$(980)	$(1,268)

Weighted average number of preferred shares outstanding, basic and diluted	2,210	2,210

Net loss per preferred share, basic and diluted	$(443)	$(574)

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2016 and 2017

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Losses and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2016	$—	$—	$197,162	$(46,303)	$150,859

Distributions	—	—	—	(2,095)	(2,095)

Net loss	—	—	—	(1,268)	(1,268)
Balance, December 31, 2016	—	—	197,162	(49,666)	147,496

Distributions	—	—		(2,950)	(2,950)

Net loss	—	—	—	(980)	(980)
Balance, December 31, 2017	$—	$—	$197,162	$(53,596)	$143,566

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2017	2016

Cash flows from operating activities:
Net loss	$(980)	$(1,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,295	6,769
Amortization of favorable real estate leases	—	59
Amortization of unfavorable real estate leases	—	(11)
Increase (decrease) in bad debt reserve	35	(64)
Changes in operating assets and liabilities:
Restricted cash	2,576	1,149
Tenant rent receivable	(145)	34
Step rent receivable	(1,493)	(532)
Prepaid expenses and other assets	(22)	(19)
Accounts payable and accrued expenses	226	494
Tenant security deposits	28	70
Payment of deferred leasing costs	(1,389)	(1,674)

Net cash provided by operating activities	6,131	5,007

Cash flows from investing activities:
Purchase of real estate assets	(5,159)	(7,184)
Redemptions of restricted investments	—	17,000
Purchase of restricted investments	—	(11,002)

Net cash used for investing activities	(5,159)	(1,186)

Cash flows from financing activities:
Principal payments of the loan payable	(749)	(181)
Distributions to stockholders	(2,950)	(2,095)

Net cash used for financing activities	(3,699)	(2,276)

Net increase (decrease) in cash and cash equivalents	(2,727)	1,545

Cash and cash equivalents, beginning of year	25,355	23,810

Cash and cash equivalents, end of year	$22,628	$25,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,665	$1,690

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$635	$85

See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2017 and 2016, no impairment charges were recorded.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

Depreciation expense of $6,253,000 and $5,773,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

RESTRICTED CASH AND INVESTMENT

The Company is required under the loan payable to hold proceeds from the loan payable in a restricted reserve account or accounts.  These proceeds are classified as restricted cash or restricted investments on the Consolidated Balance Sheets, depending on the initial maturity of the respective instrument.  Restricted cash at December 31, 2017 and 2016 consisted of amounts in a money market account totaling $3,943,000 and $6,519,000, respectively.  There were no restricted investments at December 31, 2017 and 2016.

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

For the years ended December 31, 2017 and 2016, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2017 and 2016:

	2017	2016
Maximus	15.8%	26.9%
Kelly Scott & Madison	11.1%	8.4%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, restricted cash, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

TENANT RENT RECEIVABLES

Tenant rent receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that as of December 31, 2017 and 2016, the allowance for doubtful accounts was $133,000 and $98,000, respectively.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (continued)

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $7,553,000 and $6,060,000 at December 31, 2017 and 2016, respectively.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was $1,012,000 and $894,000 for the years ended December 31, 2017 and 2016, respectively.

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

A schedule showing the components of rental revenue is shown below.

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2017	2016
Income from leases	$11,252	$10,955
Straight-line rent adjustment	1,377	503
Reimbursable expenses and parking	7,045	6,424
Termination fees	—	37
Amortization of favorable leases	—	(59)
Amortization of unfavorable leases	—	11

Total	$19,674	$17,871

INTEREST INCOME

Interest income is recognized when earned.

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

NET LOSS PER SHARE

Basic net loss per share of Preferred Stock is computed by dividing net loss by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net loss per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2017 and 2016. Subsequent to the completion of the offering shares of Preferred Stock, the holder of Common Stock is not entitled to share in any income nor in any related dividend.

RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2017. Substantially all of our revenue consists of rental income from leasing arrangements, which is specifically excluded from Topic 606. The Company will adopt Topic 606 using the modified retrospective approach effective January 1, 2018 and the adoption will not have an impact on the timing of revenue recognition in the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”). ASU 2016-02 requires lessees to establish a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees will continue to recognize lease expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This new standard is effective for annual periods beginning after December 15, 2018, and interim periods thereafter with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how reporting entities should present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies how reporting entities should present restricted cash and restricted cash equivalents. Reporting entities will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (continued)

RECENT ACCOUNTING STANDARDS (continued)

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets of a business. The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This update will be applied prospectively to any transactions occurring within the period of adoption. Subsequent to adoption, we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2014 and thereafter.

During the years 2007 to 2017, the Company incurred net operating losses for income tax purposes of approximately $15,845,000 which can be carried forward until it expires between 2027 and 2037. The gross amount of net operating losses available to the Company was $15,845,000 and $14,159,000 as of December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company’s net tax basis of its real estate assets was $165,295,000.

The following schedule reconciles net loss to taxable loss subject to dividend requirements:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2017	2016

Net loss	$(980)	$(1,268)

Adjustments: Book depreciation and amortization	7,295	6,796
Amortization of favorable real estate leases	—	59
Deferred rent	(291)	290
Allowance for bad debt expenses	35	(64)
Tax depreciation and amortization	(6,142)	(6,460)
Amortization of unfavorable real estate leases	—	(11)
Straight-line rent adjustment	(1,603)	(713)
Taxable loss	$(1,686)	$(1,371)

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

3.	Income Taxes (continued)

The following schedule summarizes the tax components of the distributions paid for the years ended December 31, 2017 and 2016:

(dollars in thousands)	2017		2016
	Preferred	%	Preferred	%

Ordinary income	$—	0%	$—	0%
Return of Capital	2,950	100%	2,095	100%

Total	$2,950	100%	$2,095	100%

4.	Loan Payable

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan in the original principal amount of $35,000,000 that matures on September 1, 2021 (the “Loan”). The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company was obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of December 31, 2017, the Company had drawn an aggregate of $31,070,000 from the restricted reserve account(s). Interest expense paid on the Loan for the years ended December 31, 2017 and 2016 was $1,665,000 and $1,690,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that the Company provide annual reports to the Lender. The Company was in compliance with the Loan covenants as of December 31, 2017 and 2016.

As of December 31, 2017, scheduled principal payments under the Loan for the next four years are as follows:

(in thousands)
2018	$ 786
2019	824
2020	865
2021	31,595

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for each of the years ended December 31, 2017 and 2016 is $30,000 and is included in interest expense in the Company’s Consolidated Statements of Operations.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2017 and 2016, management fees paid were approximately $91,000 and $87,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the one share of the Company’s Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2017 and 2016, investor services fees and expenses paid were approximately $17,000 and $16,000, respectively.

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

7.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount

	2018	$11,971
	2019	11,983
	2020	11,863
	2021	10,645
	2022	9,259
	Thereafter	30,131

		$85,852

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property pursuant to lease agreements.

8.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. At December 31, 2017 and 2016, the Company owned and operated the Property in that one segment.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2017	2016

Accrued property tax	$4,925	$4,407
Deferred rental income	456	686
Accrued capital expenditures	635	85
Accounts payable and other accrued expenses	678	740

Total	$6,694	$5,918

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

10.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2017	$330	$729,300
Second quarter of 2017	$330	$729,300
Third quarter of 2017	$335	$740,350
Fourth quarter of 2017	$340	$751,400

First quarter of 2016	$—	$—
Second quarter of 2016	$316	$698,360
Third quarter of 2016	$316	$698,360
Fourth quarter of 2016	$316	$698,360

11.	Subsequent Event

The Company declared a cash distribution of $340 per share of Preferred Stock on January 24, 2018 to the holders of record of Preferred Stock on February 7, 2018, payable on February 14, 2018.

SCHEDULE III

FSP 303 East Wacker Drive Corp.

Real Estate and Accumulated Depreciation

December 31, 2017

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
303 East Wacker, Chicago, Illinois	$34,070	$26,200	$128,502	$37,394	$26,200	$165,896	$192,096	$47,992	$144,104	5- 39	2007

(1)	The aggregate cost for Federal Income Tax purposes is $210,739.

FSP 303 East Wacker Drive Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2017	2016

Real estate investments, at cost:
Balance, beginning of year	$186,871	$180,952
Improvements	5,709	7,032
Dispositions	(484)	(1,113)

Balance, end of year	$192,096	$186,871

Accumulated depreciation:
Balance, beginning of year	$42,223	$37,563
Depreciation	6,253	5,773
Dispositions	(484)	(1,113)

Balance, end of year	$47,992	$42,223