Form 10-Q
period 2018-06-30
FSP 303 East Wacker Drive Corp.
filed 2018-08-10
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

YES ☐                                                   NO ☑

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 2,210, each as of July 31, 2018.

FSP 303 East Wacker Drive Corp.

Form 10-Q

Quarterly Report

June 30, 2018

Table of Contents

Page
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	4

	Notes to Consolidated Financial Statements	5-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures	18

PART I – FINANCIAL INFORMATION

Item	1. Financial Statements

FSP 303 East Wacker Drive Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2018	2017

Assets:

Real estate investments, at cost:
Land	$26,200	$26,200
Buildings and improvements	167,061	165,059
Furniture and equipment	837	837
	194,098	192,096

Less accumulated depreciation	51,183	47,992

Real estate investments, net	142,915	144,104

Cash and cash equivalents	24,773	22,628
Restricted cash	—	3,943
Tenant rent receivables, net of allowance for doubtful accounts of $98 and $133, respectively	266	235
Step rent receivable	8,136	7,553
Deferred leasing costs, net of accumulated amortization of $2,865 and $2,893, respectively	6,372	6,151
Prepaid expenses and other assets	392	88

Total assets	$182,854	$184,702

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$6,781	$6,694
Tenant security deposits	481	483
Loan payable, less unamortized financing costs of $96 and $111, respectively	33,586	33,959

Total liabilities	40,848	41,136

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 2,210 shares authorized,
issued and outstanding, aggregate liquidation preference $221,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	197,162	197,162
Retained losses and distributions in excess of earnings	(55,156)	(53,596)

Total Stockholders’ Equity	142,006	143,566

Total Liabilities and Stockholders’ Equity	$182,854	$184,702
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017

Revenues:
Rental	$5,182	$4,926	$10,483	$9,695

Total revenue	5,182	4,926	10,483	9,695

Expenses:

Rental operating expenses	1,588	1,557	3,360	3,232
Real estate taxes and insurance	1,228	1,409	2,592	2,645
Depreciation and amortization	1,834	1,785	3,759	3,544
Interest expense	415	424	832	851

Total expenses	5,065	5,175	10,543	10,272

Income (loss) before interest income	117	(249)	(60)	(577)

Interest income	1	2	2	4

Net income (loss) attributable to preferred stockholders	$118	$(247)	$(58)	$(573)

Weighted average number of preferred shares outstanding,	2,210	2,210	2,210	2,210

Net income (loss) per preferred share, basic and diluted	$53	$(112)	$(26)	$(259)
See accompanying notes to consolidated financial statements.

FSP 303 East Wacker Drive Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(58)	$(573)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,774	3,559
Increase (decrease) in bad debt reserve	(35)	35
Changes in operating assets and liabilities:
Tenant rent receivable	4	(80)
Step rent receivable	(583)	(656)
Prepaid expenses and other assets	(304)	(32)
Accounts payable and accrued expenses	604	448
Tenant security deposits	(2)	(9)
Payment of deferred leasing costs	(789)	(921)

Net cash provided by operating activities	2,611	1,771

Cash flows from investing activities:
Purchase of real estate assets	(2,519)	(1,515)

Net cash used for investing activities	(2,519)	(1,515)

Cash flows from financing activities:
Principal payments of the loan payable	(388)	(370)
Distributions to stockholders	(1,502)	(1,458)

Net cash used for financing activities	(1,890)	(1,828)

Net decrease in cash, cash equivalents and restricted cash	(1,798)	(1,572)

Cash, cash equivalents and restricted cash, beginning of year	26,571	31,874

Cash, cash equivalents and restricted cash, end of period	$24,773	$30,302

Supplemental disclosure of cash flow information:
Cash paid for interest	$819	$837

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$118	$176

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2018 and December 31, 2017, no impairment charges were recorded.

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

Cash, Cash Equivalents and Restricted Cash

The Company is required under the loan payable to hold proceeds from the loan payable in a restricted reserve account or accounts.  These proceeds are classified as restricted cash on the Consolidated Balance Sheets.  Restricted cash at June 30, 2018 and December 31, 2017 consisted of amounts in a money market account totaling $0 and $3,943,000, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

(in thousands)	June 30, 2018	June 30, 2017

Cash and cash equivalents	$24,773	$24,970
Restricted cash	—	5,332
Total cash, cash equivalents and restricted cash	$24,773	$30,302

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

On August 3, 2011, the Company entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.) (the “Lender”) to evidence a loan in the original principal amount of $35,000,000 that matures on September 1, 2021 (the “Loan”). The proceeds of the Loan are being held by the Lender for the Company’s benefit in a restricted reserve account or accounts to be drawn upon by the Company from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. The Company was obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, the Company is obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. The Company may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement (the “Mortgage”) from the Company in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of June 30, 2018, the Company had drawn an aggregate of $35,012,000 from the restricted reserve account(s). Interest expense incurred on the Loan for the six months ended June 30, 2018 and 2017 was $817,000 and $837,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that the Company provide annual reports to the Lender. The Company was in compliance with the Loan covenants as of June 30, 2018 and December 31, 2017.

Fees paid associated with the Loan were $304,000 and are being amortized on the straight-line basis over the term of the Loan. Amortization expense for each of the six months ended June 30, 2018 and 2017 was $15,000, and is included in interest expense in the Company’s Consolidated Statements of Operations.

4.	Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2018 and 2017, management fees paid to FSP Property Management LLC were approximately $50,200 and $45,000, respectively.

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Related Party Transactions (continued)

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of Preferred Stock. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2018 and 2017, investor services fees paid were approximately $10,400 and $8,400, respectively.

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

Basic net income per share is computed by dividing net income or loss by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2018 and 2017.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

7.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2018	$340	$751,000

Second quarter of 2018	$340	$751,000

First quarter of 2017	$330	$729,000

Second quarter of 2017	$330	$729,000

FSP 303 East Wacker Drive Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8.	Potential Sale of the Property

On June 28, 2018, the Company entered into a Purchase and Sale Agreement with BCSP 8 Acquisition LLC (the “Purchaser”) pursuant to which the Purchaser agreed to purchase the Property for an aggregate gross purchase price of $182,000,000, subject to the satisfaction of customary closing conditions, including the approval of the Company’s stockholders. If the sale is consummated, the Company intends to effect a dissolution and liquidation of the Company, with the net proceeds of the sale distributed to stockholders after the payment of the Company’s obligations and provision for any contingent liabilities.

9.	Subsequent Event

On July 27, 2018, the Company filed a definitive information statement (the “Consent Solicitation”) with the SEC. The Consent Solicitation, among other items, requests the consent of the holders of the Preferred Stock to the sale of the Property to an unaffiliated third-party buyer for a minimum gross sales price of $182,000,000. At this time, the Company is not able to predict the outcome of the Consent Solicitation, which would be required to sell the Property.

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

Potential Sale of the Property

On June 28, 2018, we entered into a Purchase and Sale Agreement with BCSP 8 Acquisition LLC, which we refer to as the Purchaser, pursuant to which the Purchaser agreed to purchase the Property for an aggregate gross purchase price of $182,000,000, subject to the satisfaction of customary closing conditions, including the approval of our stockholders. If the sale is consummated, we intend to effect a dissolution and liquidation of the Company, with the net proceeds of the sale distributed to stockholders after payment of our obligations and provision for any contingent liabilities. On July 27, 2018, we filed a definitive information statement, which we refer to as the Consent Solicitation, with the SEC. The Consent Solicitation, among other items, requests the consent of the holders of the Preferred Stock to the sale of the Property to an unaffiliated third-party buyer for a minimum gross sales price of $182,000,000. At this time, we are not able to predict the outcome of the Consent Solicitation, which would be required to sell the Property.

Real Estate Operations

The Property was approximately 73.5% leased as of June 30, 2018 to a diverse group of tenants with staggered lease expirations, compared to approximately 73.5% leased as of December 31, 2017. We believe that any tenant that leases 10% or more of the Property’s rentable space is material. As of June 30, 2018, 44 tenants were leasing space at the Property, with the largest being Tribune Media at approximately 60,952 square feet, or approximately 7.1% of the Property’s rentable space.

We believe that the vacancy rate in the downtown Chicago office market, which we refer to as the Central Business District, increased slightly during the second quarter of 2018 compared to the first quarter of 2018. We believe that the increase in the vacancy rate in the Central Business District during the second quarter of 2018 was primarily attributable to new deliveries outpacing net absorption. The Property is located in the East Loop submarket of the Central Business District. We believe that the vacancy rate in the East Loop also increased slightly during the second quarter of 2018 compared to the first quarter of 2018, but we think that the decrease in the East Loop was primarily attributable to negative net absorption. During the three months ended June 30, 2018, we believe that rental rates increased for buildings in Chicago’s East Loop office submarket. We believe that several factors, including a limited supply of larger tenant prospects, have caused us to focus on renewing and expanding existing tenants, while also attempting to attract smaller and mid-sized prospective tenants. Accordingly, we believe that it may take longer than we had previously expected to stabilize the Property at a higher occupancy level.

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

Future Tenant Improvement Costs and Leasing Commissions

In the event that the sale of the Property described in the Consent Solicitation does not occur, management believes that the Company will need to be able to quickly access cash in order to fund the potentially significant tenant improvements costs and leasing commissions that may be required to stabilize the occupancy and rent roll at the Property. In light of the amount of vacant space that needs to be leased at the Property and the potential for significant tenant improvement allowance costs and leasing commissions, on August 3, 2011, we entered into a mortgage note in favor of John Hancock Life Insurance Company (U.S.A.), which we refer to as the Lender, to evidence a loan, in the original principal amount of $35,000,000 that matures on September 1, 2021, which we refer to as the Loan. The remaining proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions.

The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by a mortgage, assignment of leases and rents and security agreement, which we refer to as the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of June 30, 2018, we had drawn an aggregate of $35,012,000 from the restricted reserve account(s). Interest expense incurred on the Loan for the six months ended June 30, 2018 and 2017 was $817,000 and $837,000, respectively. The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reports to the Lender. We were in compliance with the Loan covenants as of June 30, 2018 and December 31, 2017.

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

Results of Operations

As of June 30, 2018, the Property was approximately 73.5% leased to a diverse group of tenants with staggered lease expirations.

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Revenue

Total revenue increased by approximately $0.3 million to $5.2 million for the three months ended June 30, 2018, as compared to $4.9 million for the three months ended June 30, 2017. This increase was due to an increase of $0.1 million in rental revenue and an increase of $0.2 million from recovery from operating expenses and real estate taxes.

Expenses

Total expenses decreased by approximately $0.1 million to $5.1 million for the three months ended June 30, 2018, as compared to $5.2 million for the three months ended June 30, 2017. The decrease is primarily due to a $0.3 million real estate taxes abatements from prior years, which was offset by the $0.1 million increase in current year real estate taxes.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Revenue

Total revenue increased by approximately $0.8 million to $10.5 million for the six months ended June 30, 2018, as compared to $9.7 million for the six months ended June 30, 2017. This increase was primarily due to an increase of $0.4 million in rental revenue and an increase of $0.4 million from recovery from operating expenses and real estate taxes.

Expenses

Total expenses increased by approximately $0.3 million to $10.6 million for the six months ended June 30, 2018, as compared to $10.3 million for the six months ended June 30, 2017. The increase is primarily due to a $0.1 million increase in operating expenses and a $0.2 million increase in depreciation and amortization.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $24.8 million at June 30, 2018 and $26.6 million at December 31, 2017. The $1.8 million decrease for the six months ended June 30, 2018 was primarily attributable to approximately $2.5 million used in investing activities and $1.9 million used in financing activities, which was offset by the $2.6 million provided by operating activities.

Management believes that the existing cash and cash equivalents as of June 30, 2018 of $24.8 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, any distributions required for us to maintain our status as a real estate investment trust and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $2.6 million for the six months ended June 30, 2018 was primarily attributable to an add back of non-cash items of $3.8 million, consisting primarily of depreciation and amortization, which was partially offset by a net loss of approximately $0.1 million, uses arising from other current operations of $0.3 million and payments of deferred leasing costs of $0.8 million.

Investing Activities

The cash used in investing activities of approximately $2.5 million for the six months ended June 30, 2018 was attributable to purchases of real estate assets.

Financing Activities

The cash used in financing activities of approximately $1.9 million for the six months ended June 30, 2018 was attributable to the distributions to stockholders of approximately $1.5 million and $0.4 million of principal payments on the Loan.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, principal and interest on debt payments and distributions to equity holders. As of June 30, 2018, we had approximately $6.8 million in accrued liabilities, and $33.6 million in loan payable. In the near term, liquidity is generated by cash from operations.

Secured Debt

On August 3, 2011, we entered into the Loan, in an original principal amount of $35,000,000 that matures on September 1, 2021. The proceeds of the Loan are being held by the Lender for our benefit in a restricted reserve account or accounts to be drawn upon by us from time to time for tenant improvement costs and leasing commissions at the Property upon satisfaction of certain conditions. The Loan bears interest at the fixed rate of 4.83% per annum. We were obligated to make monthly payments of interest only for the initial 60 months of the Loan. Thereafter, we are obligated to make monthly payments of principal and interest for the remaining 60 months, based on a 25-year amortization schedule, until the maturity date, when all outstanding amounts become due. Commencing on October 1, 2016, the Loan became payable in monthly payments of principal and interest in the amount of $201,155. We may prepay the Loan with a prepayment premium, as defined in the Loan agreement. The Loan is secured, in part, by the Mortgage, from us in favor of the Lender. The Mortgage constitutes a lien against the Property and has been recorded in the land records of Cook County, Illinois. Subject to customary exceptions, the Loan is nonrecourse to the Company. As of June 30, 2018, we had drawn an aggregate of $35,012,000 from the restricted reserve account(s). Interest expense incurred on the Loan for the six months ended June 30, 2018 and 2017 was $817,000 and $837,000, respectively.

The documents evidencing and securing the Loan include restrictions on property liens and require compliance with various non-financial covenants, which include the requirement that we provide annual reporting. We were in compliance with the Loan covenants as of June 30, 2018 and December 31, 2017.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its wholly-owned subsidiaries, FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides us with asset management and financial reporting services. The asset management agreement between us and FSP Property Management LLC requires us to pay FSP Property Management LLC a monthly fee equal to one-half of one percent (.5%) of the gross revenues of the Property. The asset management agreement between us and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2018 and 2017, management fees paid to FSP Property Management LLC were approximately $50,200 and $45,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2018 and 2017, investor services fees paid were approximately $10,400 and $8,400, respectively.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1 (1)	Purchase and Sale Agreement, dated June 28, 2018, by and between FSP 303 East Wacker Drive LLC and BCSP 8 Acquisition LLC.†

31.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 303 East Wacker Drive Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 303 East Wacker Drive Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from FSP 303 East Wacker Drive Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Annex C to FSP 303 East Wacker Drive Corp.’s Information Statement on Schedule 14A, filed with the SEC on July 27, 2018 (File No. 000-53165).

*	Filed herewith.

†	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. FSP 303 East Wacker Drive Corp. hereby undertakes to furnish supplementally copies of any of the omitted schedules or similar attachments upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 303 East wacker drive corp.

Date	Signature	Title

Date: August 10, 2018	/s/ George J. Carter George J. Carter	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	/s/ John G. Demeritt John G. Demeritt	Chief Financial Officer (Principal Financial Officer)