Form 10-K
period 2018-12-31
FSP 303 East Wacker Drive Corp.
filed 2019-03-29
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-53165*

FSP 303 East Wacker Drive Corp. Liquidating Trust

(Exact name of registrant as specified in its charter)

Delaware	30-6629351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2018 the aggregate fair market value of Common Stock held by non-affiliates of FSP 303 East Wacker Drive Corp. was $0.

The number of shares of common stock outstanding and preferred stock outstanding of FSP 303 East Wacker Drive Corp. at December 31, 2018 was not applicable. As of December 31, 2018 there were 2,210 units of beneficial interest in FSP 303 East Wacker Drive Corp. Liquidating Trust outstanding.

Documents incorporated by reference:

None.

*FSP 303 East Wacker Drive Corp. Liquidating Trust is the transferee of the assets and liabilities of FSP 303 East Wacker Drive Corp., and files reports under the Commission file number for FSP 303 East Wacker Drive Corp. FSP 303 East Wacker Drive Corp. filed a Form 15 on October 15, 2018, indicating its notice of termination of registration and filing requirements.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to the FSP 303 East Wacker Drive Corp. Liquidating Trust. The use of “East Wacker” refers to FSP 303 East Wacker Drive Corp., except where the context otherwise requires.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about the Trust and include, but are not limited to, the following:

• any statements regarding the execution, timing and expenses associated with the completion of the Trust;

• any statements regarding the disposition of our remaining assets;

• any statements regarding the resolution of any outstanding creditor claims and liabilities; and

• any statements regarding the amount and timing of any future distributions to our beneficial unit holders.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Annual Report on Form 10-K for the year then ended December 31, 2018. Risk factors are described under Part II, Item 1A of this report. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

• our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

• our ability to successfully resolve all our outstanding or unknown future creditor claims and liabilities; and

• our ability to correctly estimate the amount and timing of any future distributions, to our beneficial unit holders.

In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. We do not intend to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as otherwise required pursuant to our on-going reporting obligations under the Securities Exchange Act of 1934, as amended.

Item 1.      Business

Our principal executive office is located at 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880, and our telephone number is (781) 557-1300. Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Trust with the SEC at the SEC’s public reference room located at 100 F Street, N.E, Washington, D.C. 20549 or by calling the SEC at 1-202-551-8090.

History

East Wacker is a Delaware corporation formed to purchase, own and operate a twenty-eight story Class “A” multi-tenant office tower containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property. East Wacker operated in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

East Wacker was organized in December 2006 by FSP Investments LLC, a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE American: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of East Wacker, (b) the acquisition of the Property by East Wacker and (c) the sale of equity interests in East Wacker.

East Wacker purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.

East Wacker commenced operations in January 2007.

Franklin Street held the sole share of East Wacker’s common stock, $.01 par value per share, which we refer to as the Common Stock. Between February 2007 and December 2007, FSP Investments LLC completed the sale on a best efforts basis of 2,210 shares of East Wacker’s preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. East Wacker sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between February 7, 2007 and December 27, 2007, East Wacker held 17 investor closings, at each of which shares of Preferred Stock were sold and funds were received. On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (approximately 43.7% of the issued and outstanding shares of Preferred Stock).

Overview of Sale of the Property, Plan of Dissolution and Trust Agreement

On June 20, 2018, the Board of Directors of East Wacker approved (i) the sale of the Property to an unaffiliated third-party buyer for a gross sales price of no less than $182,000,000 and (ii) the subsequent dissolution and liquidation of East Wacker pursuant to a Plan of Complete Dissolution and Liquidation (the “Plan of Dissolution”), intended to allow for the orderly disposition of East Wacker’s remaining assets and liabilities. On August 17, 2018, East Wacker received the required vote of the stockholders to approve the Plan of Dissolution. The Plan of Dissolution provided the Board of Directors with the authority to transfer East Wacker’s remaining assets and liabilities to a liquidating trust without further approval by its stockholders, in order to complete the Plan of Dissolution.

On June 28, 2018, East Wacker entered into an agreement (the “Purchase and Sale Agreement”) with BCSP 8 Acquisition LLC, an unaffiliated third-party, for the sale of the Property for a gross sales price of $182,000,000.

On September 5, 2018, East Wacker and FSP Property Management LLC, as Trustee (the “Trustee”), formed the Trust by entering into the Liquidating Trust Agreement (as amended, the “Trust Agreement”), for the creation and operation of the FSP East Wacker Tenth Street Corp. Liquidating Trust. FSP Property Management LLC previously served as East Wacker’s asset manager and is a wholly-owned subsidiary of Franklin Street. The Trust’s activities are restricted to the conservation and protection of the assets transferred by East Wacker to the Trust and the administration thereof, including the payment of any liabilities, costs and expenses of East Wacker or the Trust. The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Trust Agreement, or the expiration of a period of three years from the effective date of the Trust. The existence of the Trust may, however, be extended for up to two additional one-year periods in the Trustee’s reasonable discretion. The beneficial interests in the Trust are not transferable except by will, intestate succession or by operation of law. Any beneficial interests in the Trust transferred by will, intestate succession or by operation of law will thereafter be subject to such transfer restrictions.

On September 24, 2018, East Wacker consummated the sale of the Property with BCSP 8 303 Property LLC, an assignee of BCSP 8 Acquisition LLC and an unaffiliated third-party, for a gross sale price of $182,000,000.

On September 25, 2018, East Wacker filed its certificate of dissolution with the Secretary of State of the State of Delaware, which became effective on that date, and transferred its remaining net assets (consisting primarily of cash) totaling $161,412,676 to the Trust. Upon the transfer of the assets and liabilities to the Trust, East Wacker’s stock records were closed, all of the outstanding shares of East Wacker’s Preferred Stock and Common Stock were cancelled, and each stockholder of East Wacker automatically became the holder of one unit of beneficial interest in the Trust for each one share of East Wacker’s Preferred Stock then currently held of record by such stockholder. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of East Wacker on September 25, 2018 were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of one unit of beneficial interest in the Trust was equivalent to the economic value of one share of East Wacker’s Preferred Stock.

Although East Wacker’s dissolution was effective on September 25, 2018, Section 278 of the General Corporation Law of the State of Delaware provides that East Wacker’s existence continues for at least three years after dissolution for limited purposes. Specifically, East Wacker will continue to exist for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against it, and enabling East Wacker gradually to settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its stockholders any remaining assets, but not for the purpose of continuing the business for which East Wacker was organized.

On September 25, 2018, FSP East Wacker Drive LLC, a wholly-owned subsidiary of East Wacker, filed a certificate of cancellation with the Secretary of State of the State of Delaware, which became effective upon filing.

On September 25, 2018, following the dissolution of East Wacker, the Trustee authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $158,015,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 25, 2018. The initial liquidating distribution was effected on September 27, 2018. After giving effect to the initial liquidating distribution, as of September 27, 2018, the Trust retained approximately $3,397,671 in assets, comprised of $1,793,853 in cash and cash equivalents, the right to receive up to $2,000,000 in escrow proceeds in accordance with the terms of the Purchase and Sale Agreement and related documents, and $104,581 in receivables, in order to wind up East Wacker’s affairs, resolve any claims and discharge any liabilities of East Wacker during East Wacker’s continued existence under the General Corporation Law of the State of Delaware as described above. As of September 27, 2018, the known liabilities of East Wacker were estimated to be approximately $500,763, primarily consisting of accounts payable and accrued expenses, taxes and professional fees, and the Trust has estimated that it will incur approximately $300,000 in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

On October 15, 2018, East Wacker filed a Form 15 with the SEC to terminate the registration of East Wacker’s Preferred Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On November 13, 2018, the Trust received a no-action letter (the “No Action Letter”) from the SEC stating that the Trust would not be required to register the units of beneficial interests under the Exchange Act if it operated as described in that letter. Pursuant to the No Action Letter and the Trust Agreement, the Trust’s activities are restricted to the liquidation of the assets and liabilities transferred by East Wacker to the Trust, and distributing the proceeds therefrom to the beneficiaries, and paying all liabilities, costs and expenses of East Wacker and the Trust. Under the No Action Letter, the Trustee agreed to file Annual Reports on Form 10-K with unaudited financial statements and Current Reports on Form 8-K upon the occurrence of a material event relating to the Trust with the SEC. The Trust is not required to file periodic reports on Form 10-Q, file proxy statements, or present its financial statements in an interactive format through the use of XBRL under the terms of the No Action Letter.

Distributions

The Plan of Dissolution provides that liquidating distributions will be made to the beneficiaries as determined by the Trustee. On September 27, 2018, the Trust effected the conveyance of the initial liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $158,015,000 pursuant to the Plan of Dissolution.

Tax Treatment

For Federal income tax purposes, the Trust is treated as a “grantor” trust. As such, the Trust itself is not subject to Federal income tax. Instead, each beneficiary will be treated as having a direct interest in an allocable pro rata share of each asset and liability of the Trust. As a result, an allocable portion of all items of Trust income, deductions and credits must be reported by beneficiaries on their income tax return(s).

The Trust has issued an annual information statement to our beneficiaries with tax information for their 2018 tax returns. Beneficiaries are urged to consult with their own tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Segment Information

We do not report segment information.

Employees

We have no employees or executive officers. All of our work is performed by the Trustee directly or through contract services.

Item 1A.      Risk Factors

Risk associated with our liquidation.

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully reviewed because such factors may have a significant impact on the execution of the Plan of Dissolution and the timing and amount of future liquidating distributions, if any, to our beneficial unit holders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our beneficial unit holders.

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our beneficial unit holders. The precise nature, amount and timing of any future distribution to our beneficial unit holders will depend on and could be delayed by, among other things, currently unknown creditor claims or lawsuits and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to beneficial unit holders.

Liabilities and expenses from operations, such as legal, accounting and investor services fees and other operating expenses, will continue to be incurred as we complete the Plan of Dissolution. These expenses and liabilities will reduce the amount of assets available for future distribution to beneficial unit holders.

If our existing contingency reserve for payment of our expenses and liabilities is inadequate, the amount available for distribution to beneficial unit holders could be reduced, or if any liability exceeds our remaining assets, each beneficial unit holder could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the Trust’s remaining assets, up to the amount actually distributed to each such beneficial unit holder.

Although the liability of any beneficial unit holder is limited to the amounts received by such beneficial unit holder, both as a stockholder of East Wacker, and as a beneficiary of the Trust, from either East Wacker or the Trust in the liquidation process, a beneficiary could be required to return all distributions previously made to such stockholder/beneficiary and receive nothing from us, if amounts required to settle the Trust’s remaining liabilities exceed available assets. Moreover, in the event a stockholder/beneficiary has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in the beneficial unit holder incurring a net tax cost if the beneficial unit holder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we have endeavored to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us, or our remaining assets will be adequate to cover all such expenses and liabilities.

We may be subject to final examinations by taxing authorities across various jurisdictions, which may impact the amount of taxes that we pay and the ultimate distributions to our beneficiaries.

The Trust evaluates its probable exposures associated with the tax filing positions of both East Wacker and the Trust. At December 31, 2018, the Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Trust’s provision for income taxes payable, and as a result, the Trust’s determinations may not prove to be accurate. East Wacker and/or the Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

A Successor Trustee may need to be appointed to complete the Plan of Dissolution, which could delay the final distribution and closing of the Trust.

The Trust Agreement provides that in the event of death, resignation or removal of the Trustee, a successor trustee will be appointed. In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final liquidating distribution, if any, and the closure of the Trust

.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our principal office is located at 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880.

Item 3.     Legal Proceedings

The Trust or the Trustee is not presently subject to any claims or litigation, nor to the Trustee’s knowledge, are any such claims or litigation threatened against East Wacker or the Trust.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for the units of beneficial interest in the FSP 303 East Wacker Drive Corp. Liquidating Trust. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law, will or intestate succession, all in accordance with the terms and conditions of the Trust Agreement.

Beneficiaries

As of February 28, 2019, there were 2,210 holders of beneficial interest in the Trust. The rights of beneficiaries in the Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each beneficiary holding units of record and such beneficiary’s aggregate units of beneficial interest in the Trust.

Dividends

Distributions

On September 27, 2018, following the dissolution of East Wacker, the Trustee authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $158,015,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 25, 2018.

Equity Compensation Plan Information

The Trust has no equity compensation plans.

Item 6.       Selected Financial Data

Not applicable.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to the FSP 303 East Wacker Drive Corp. Liquidating Trust . The use of “East Wacker” refers to FSP 303 East Wacker Drive Corp., except where the context otherwise requires.

The following discussion should be read in conjunction with our condensed financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets in liquidation.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our current expectations, assumptions, estimates and projections about the FSP 303 East Wacker Drive Corp. Liquidating Trust. These forward-looking statements include estimates of the net assets of the Trust, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Trust’s operating costs through termination of the Trust, which will vary with the length of time it operates. The forward-looking statements in this report are subject to a number of significant risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, the risk that the Trust may not be able to realize its current estimate of the net value of its assets; the risk that the Trust may have underestimated its obligations and liabilities, including without limitation, operating expenses incurred in connection with carrying out the Plan of Dissolution, liabilities and obligations of East Wacker or the Trust, discharge of any outstanding creditor claims, and the termination of the Trust. See Item 1A, “Risk Factors” for additional information regarding certain of these risks and uncertainties. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.

History

East Wacker is a Delaware corporation formed to purchase, own and operate a twenty-eight story Class “A” multi-tenant office tower containing approximately 860,000 rentable square feet of office and retail space and a 294-stall underground parking garage located in downtown Chicago, Illinois, which we refer to as the Property. East Wacker operated in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

East Wacker was organized in December 2006 by FSP Investments LLC, a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE American: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of East Wacker, (b) the acquisition of the Property by East Wacker and (c) the sale of equity interests in East Wacker.

East Wacker purchased the Property from an unaffiliated third party for $167,000,000 on January 5, 2007.

East Wacker commenced operations in January 2007.

Franklin Street held the sole share of East Wacker’s common stock, $.01 par value per share, which we refer to as the Common Stock. Between February 2007 and December 2007, FSP Investments LLC completed the sale on a best efforts basis of 2,210 shares of East Wacker’s preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. East Wacker sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between February 7, 2007 and December 27, 2007, East Wacker held 17 investor closings, at each of which shares of Preferred Stock were sold and funds were received. On December 27, 2007, Franklin Street purchased 965.75 shares of Preferred Stock (approximately 43.7% of the issued and outstanding shares of Preferred Stock).

Overview of Sale of the Property, Plan of Dissolution and Trust Agreement

On June 20, 2018, the Board of Directors of East Wacker approved (i) the sale of the Property to an unaffiliated third-party buyer for a gross sales price of no less than $182,000,000 and (ii) the subsequent dissolution and liquidation of East Wacker pursuant to a Plan of Complete Dissolution and Liquidation (the “Plan of Dissolution”), intended to allow for the orderly disposition of East Wacker’s remaining assets and liabilities. On August 17, 2018, East Wacker received the required vote of the stockholders to approve the Plan of Dissolution. The Plan of Dissolution provided the Board of Directors with the authority to transfer East Wacker’s remaining assets and liabilities to a liquidating trust without further approval by its stockholders, in order to complete the Plan of Dissolution.

On June 28, 2018, East Wacker entered into an agreement (the “Purchase and Sale Agreement”) with BCSP 8 Acquisition LLC, an unaffiliated third-party, for the sale of the Property for a gross sales price of $182,000,000.

On September 5, 2018, East Wacker and FSP Property Management LLC, as Trustee (the “Trustee”), formed the Trust by entering into the Liquidating Trust Agreement (as amended, the “Trust Agreement”), for the creation and operation of the FSP East Wacker Tenth Street Corp. Liquidating Trust. FSP Property Management LLC previously served as East Wacker’s asset manager and is a wholly-owned subsidiary of Franklin Street. The Trust’s activities are restricted to the conservation and protection of the assets transferred by East Wacker to the Trust and the administration thereof, including the payment of any liabilities, costs and expenses of East Wacker or the Trust. The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Trust Agreement, or the expiration of a period of three years from the effective date of the Trust. The existence of the Trust may, however, be extended for up to two additional one-year periods in the Trustee’s reasonable discretion. The beneficial interests in the Trust are not transferable except by will, intestate succession or by operation of law. Any beneficial interests in the Trust transferred by will, intestate succession or by operation of law will thereafter be subject to such transfer restrictions.

On September 24, 2018, East Wacker consummated the sale of the Property with BCSP 8 303 Property LLC, an assignee of BCSP 8 Acquisition, LLC and an unaffiliated third-party, for a gross sale price of $182,000,000.

On September 25, 2018, East Wacker filed its certificate of dissolution with the Secretary of State of the State of Delaware, which became effective on that date, and transferred its remaining net assets (consisting primarily of cash) totaling $161,412,676 to the Trust. Upon the transfer of the assets and liabilities to the Trust, East Wacker’s stock records were closed, all of the outstanding shares of East Wacker’s Preferred Stock and Common Stock were cancelled, and each stockholder of East Wacker automatically became the holder of one unit of beneficial interest in the Trust for each one share of East Wacker’s Preferred Stock then currently held of record by such stockholder. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of East Wacker on September 25, 2018 were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of one unit of beneficial interest in the Trust was equivalent to the economic value of one share of East Wacker’s Preferred Stock.

Although East Wacker’s dissolution was effective on September 25, 2018, Section 278 of the General Corporation Law of the State of Delaware provides that East Wacker’s existence continues for at least three years after dissolution for limited purposes. Specifically, East Wacker will continue to exist for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against it, and enabling East Wacker gradually to settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its stockholders any remaining assets, but not for the purpose of continuing the business for which East Wacker was organized.

On September 25, 2018, FSP East Wacker Drive LLC, a wholly-owned subsidiary of East Wacker, filed a certificate of cancellation with the Secretary of State of the State of Delaware, which became effective upon filing.

On September 25, 2018, following the dissolution of East Wacker, the Trustee authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $158,015,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 25, 2018. The initial liquidating distribution was effected on September 27, 2018. After giving effect to the initial liquidating distribution, as of September 27, 2018, the Trust retained approximately $3,397,671 in assets, comprised of $1,793,853 in cash and cash equivalents, the right to receive up to $2,000,000 in escrow proceeds in accordance with the terms of the Purchase and Sale Agreement and related documents, and $104,581 in receivables, in order to wind up East Wacker’s affairs, resolve any claims and discharge any liabilities of East Wacker during East Wacker’s continued existence under the General Corporation Law of the State of Delaware as described above. As of September 27, 2018, the known liabilities of East Wacker were estimated to be approximately $500,763, primarily consisting of accounts payable and accrued expenses, taxes and professional fees, and the Trust has estimated that it will incur approximately $300,000 in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

On October 15, 2018, East Wacker filed a Form 15 with the SEC to terminate the registration of East Wacker’s Preferred Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On November 13, 2018, the Trust received a no-action letter (the “No Action Letter”) from the SEC stating that the Trust would not be required to register the units of beneficial interests under the Exchange Act if it operated as described in that letter. Pursuant to the No Action Letter and the Trust Agreement, the Trust’s activities are restricted to the liquidation of the assets and liabilities transferred by East Wacker to the Trust, and distributing the proceeds therefrom to the beneficiaries, and paying all liabilities, costs and expenses of East Wacker and the Trust. Under the No Action Letter, the Trustee agreed to file Annual Reports on Form 10-K with unaudited financial statements and Current Reports on Form 8-K upon the occurrence of a material event relating to the Trust with the SEC. The Trust is not required to file periodic reports on Form 10-Q, file proxy statements, or present its financial statements in an interactive format through the use of XBRL under the terms of the No Action Letter.

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our beneficial unit holders will depend on and could be delayed by, among other things, claim settlements with creditors, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable on any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred until termination of the Trust. These costs will reduce the amount of net assets available for ultimate distribution to beneficial unit holders

Critical Accounting Policies

Although our financial statements and accompanying notes are prepared without audit, they continue to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable sections of Regulation S-X promulgated by the SEC. The preparation of these financial statements requires us to use estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. We believe the following to be among the most critical judgment areas in the application of our accounting policies.

Liquidation Basis of Accounting

The liquidation basis of accounting was adopted by East Wacker in executing the Plan of Dissolution for all periods subsequent to September 24, 2018, and will continue as the basis of accounting for the Trust.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation or decreases in the estimated realizable value of assets will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including expenses of the Trustee, legal expenses, accounting expenses, tax expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2018, such costs were estimated at approximately $276,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On September 24, 2018, the remaining net assets of East Wacker, totaling $161,413,000, were transferred to the Trust.

As of December 31, 2018, net assets in liquidation of the Trust totaled $3,398,000, as follows:

Assets

As of December 31, 2018, the Trust retained approximately $3,682,000 in assets, comprised of $1,653,000 in cash and cash equivalents, the right to receive up to $2,000,000 in escrow proceeds in accordance with the terms of the Purchase and Sale Agreement and related documents, and $29,000 in receivables. The Purchase and Sale Agreement required East Wacker to deposit $2,000,000 in an escrow account held by a title company for a period of six months from the closing of the sale of the Property on September 24, 2018 as security for any claim made by the buyer for breach of any of East Wacker’s representations in the Purchase and Sale Agreement. We anticipate that all of these funds will be returned to the Trust on or about March 25, 2019 and be available for one or more additional liquidating distributions in amounts and on dates to be determined. However, there can be no assurance all or any portion of these funds will be returned to the Trust or that there will be sufficient funds available to make any such future liquidating distributions.

Liabilities

As of December 31, 2018, the Trust retained approximately $308,000 in liabilities, comprised of accounts payable, accrued expenses, taxes and professional fees and the Trust has estimated that it will incur approximately $276,000 in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets (In thousands, except units outstanding):

	December 31, 2018	September 24, 2018
Net assets in liquidation	$3,098	$161,413
Number of beneficial units outstanding at each respective date	2,210	2,210
Net asset value per unit	$1	$73

For the period September 25, 2018 to December 31, 2018

Net assets in liquidation decreased $158,315,000 or $72,000 per unit, during the period September 25, 2018 to December 31, 2018. The decrease in our net assets in liquidation is the result of the Trustee having authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $158,015,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 25, 2018.

Liquidity and Capital Resources

We believe that our cash and cash equivalents balance of approximately $1,653,000 should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2018. While we anticipate that our existing cash and cash equivalents balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Dissolution for the next twelve months, we can provide no assurances that this will be the case.

At December 31, 2018, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Dissolution.

Off Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2018 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement, the purchase and sale agreement relating to the sale of the Property, and all banking arrangements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See Part IV, Item 15.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Pursuant to the No-Action Letter, we maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to the Trustee, as in the case when outside contract services are used and as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted by our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of September 30, 2014 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2018.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Trustee’s assessment of the effectiveness of our internal controls over financial reporting was not audited. The Trustee’s report is not subject to attestation pursuant to the rules of the Securities and Exchange Commission.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of December 31, 2018, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust.

Responsibilities of our Trustee

The Trust Agreement provides that the Trustee will not be personally liable to any beneficiary or to any other party for any act it may do or omit to do as trustee while acting in good faith, except for its own gross negligence or willful misconduct. The fact that any such act or omission was advised, directed or approved by an attorney acting as attorney for the Trust will be conclusive evidence of such good faith. The Trustee has responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control, and may not use or commingle funds with other person or entity or permit another to use such funds or assets in any manner except for our exclusive benefit. The Trustee may utilize the assistance of contract services or firms to assist in completing the Plan of Dissolution.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert.

Sections 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Code of Ethics

We have not adopted a code of ethics nor do we currently intend to due to the fact that we have no employees and our Trustee manages our business and affairs subject to its fiduciary duties. Our Trustee intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11.  Executive Compensation

As of December 31, 2018, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Beneficiaries

There is no public market for the units of beneficial interest in the Trust. On September 25, 2018, East Wacker filed its certificate of dissolution with the Secretary of State of the State of Delaware, which became effective on that date, and transferred its remaining net assets (consisting primarily of cash) totaling $161,413,000 to the Trust. Upon the transfer of the assets and liabilities to the Trust, East Wacker’s stock records were closed, all of the outstanding shares of East Wacker’s Preferred Stock and Common Stock were cancelled, and each stockholder of East Wacker automatically became the holder of one unit of beneficial interest in the Trust for each one share of East Wacker’s Preferred Stock then currently held of record by such stockholder. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The beneficial interests in the Trust are not transferable except by will, intestate succession or by operation of law. Any beneficial interests in the Trust transferred by will, intestate succession or by operation of law will thereafter be subject to such transfer restrictions.

Equity Compensation Plan Information

The Trust does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Trustee manages our day-to-day business affairs and assets. Prior to the sale of the Property on September 24, 2018, the Trustee provided asset management services to East Wacker. The Trustee is a wholly-owned subsidiary of Franklin Street.

Trust Agreement

On September 5, 2018, East Wacker and FSP Property Management LLC, as Trustee (the “Trustee”), formed the Trust by entering into the Liquidating Trust Agreement (as amended, the “Trust Agreement”), for the creation and operation of the FSP East Wacker Drive Corp. Liquidating Trust. The Trustee does not receive any compensation.

Trustee Indemnification

Pursuant to the Trust Agreement, the Trust shall, to the maximum extent permitted by law, indemnify the Trustee against, and hold the Trustee harmless as to, any and all claims, causes of action and liabilities, including all expenses and defense costs (including reasonable attorneys’ fees), arising out of or in connection with its service as trustee under the Trust Agreement or any acts or omissions taken or omitted to be taken as trustee under the Trust Agreement, except to the extent that it is finally determined that the Trustee did not act in good faith or such actions or omissions constitute gross negligence or willful misconduct on the part of the Trustee. In the event that any legal proceeding is instituted against the Trustee, as trustee or personally, on account of any actions or omissions taken by the Trustee, then prior to the final disposition of such action, the Trustee shall be entitled to cause the Trust to advance to the Trustee such fees and costs as are reasonably incurred by the Trustee in defending against such action.

Investor Services Agreement

On August 14, 2012, East Wacker entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) East Wacker’s organization, (b) East Wacker’s acquisition of the Property and (c) the sale of equity interests in East Wacker. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement.

Item 14.  Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements and Financial Statement Schedules.

Page
Unaudited Statement of Net Assets in Liquidation as of December 31, 2018	15
Unaudited Statement of Changes in Net Assets in Liquidation for the period
September 25, 2018 to December 31, 2018	16
Notes to Unaudited Financial Statements	17

(a)(2) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the unaudited financial statements or related notes.

FSP East Wacker Drive Corp. Liquidating Trust

Statement of Net Assets in Liquidation

As of December 31, 2018

(in thousands, unaudited)

Assets
Cash and cash equivalents	$1,653
Restricted Cash	2,000
Receivables and other assets	29
3,682

Liabilities
Accounts payable and accrued expenses	$308
Costs to be incurred during liquidation	276
584

Net Assets in Liquidation	$3,098

The accompanying notes are an integral part of this unaudited financial statement.

FSP East Wacker Drive Corp. Liquidating Trust

Statement of Changes in Net Assets in Liquidation

For the Period September 25, 2018 to December 31, 2018

(in thousands, unaudited)

Net Assets in liquidation, beginning of period	$—
Changes in net assets in liquidation:
Transfer from East Wacker	161,413
Costs to be incurred during liquidation	(300)
Net Change in net assets in liquidation	161,113

Amount of authorized distribution	158,015

Net increase in net assets in liquidation	3,098
Net Assets in liquidation, end of period	$3,098

The accompanying notes are an integral part of this unaudited financial statement.

FSP East Wacker Drive Corp. Liquidating Trust
Notes to Unaudited Financial Statements

Note 1. Description of Business

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Trust” refer to the FSP 303 East Wacker Drive Corp. Liquidating Trust. The use of “East Wacker” refers to FSP 303 East Wacker Drive Corp., except where the context otherwise requires.

On September 5, 2018, East Wacker and FSP Property Management LLC, as Trustee (the “Trustee”), formed the Trust by entering into the Liquidating Trust Agreement (as amended, the “Trust Agreement”), for the creation and operation of the FSP East Wacker Tenth Street Corp. Liquidating Trust . FSP Property Management LLC previously served as East Wacker’s asset manager and is a wholly-owned subsidiary of Franklin Street. The Trust’s activities are restricted to the conservation and protection of the assets transferred by East Wacker to the Trust and the administration thereof, including the payment of any liabilities, costs and expenses of East Wacker or the Trust. The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Trust Agreement, or the expiration of a period of three years from the effective date of the Trust. The existence of the Trust may, however, be extended for up to two additional one-year periods in the Trustee’s reasonable discretion. The beneficial interests in the Trust are not transferable except by will, intestate succession or by operation of law. Any beneficial interests in the Trust transferred by will, intestate succession or by operation of law will thereafter be subject to such transfer restrictions.

On September 25, 2018, East Wacker filed its certificate of dissolution with the Secretary of State of the State of Delaware, which became effective on that date, and transferred its remaining net assets (consisting primarily of cash) totaling $161,412,676 to the Trust. Upon the transfer of the assets and liabilities to the Trust, East Wacker’s stock records were closed, all of the outstanding shares of East Wacker’s preferred and common stock were cancelled, and each stockholder of East Wacker automatically became the holder of one unit of beneficial interest in the Trust for each one share of East Wacker’s preferred stock then currently held of record by such stockholder. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of East Wacker on September 25, 2018 were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of one unit of beneficial interest in the Trust was equivalent to the economic value of one share of East Wacker’s preferred stock.

Although East Wacker’s dissolution was effective on September 25, 2018, Section 278 of the General Corporation Law of the State of Delaware provides that East Wacker’s existence continues for at least three years after dissolution for limited purposes. Specifically, East Wacker will continue to exist for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against it, and enabling East Wacker gradually to settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its stockholders any remaining assets, but not for the purpose of continuing the business for which East Wacker was organized.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The liquidation basis of accounting was adopted by East Wacker in executing the Plan of Complete Dissolution and Liquidation (the “Plan of Dissolution”) for all periods subsequent to September 25, 2018, and will continue as the basis of accounting for the Trust. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Claims, liabilities and future expenses for operation of the Liquidating Trust will continue to be incurred until the Trust is terminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities and expenses. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

FSP East Wacker Drive Corp. Liquidating Trust
Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

As of December 31, 2018, cash and cash equivalents total approximately $1,653,000, which consist of funds held in bank deposit accounts. Cash equivalents are stated at costs plus accrued interest approximates market value.

Restricted Cash

As of December 31, 2018, restricted cash was approximately $2,000,000 representing funds held in an escrow account by a title company as security for any claim of breach of any of East Wacker’s representations in the purchase and sale agreement signed in connection with the sale of East Wacker’s real property on June 28, 2018. We anticipate that all of these funds will be returned to the Trust on or about March 25, 2019 and be available for one or more additional liquidating distributions in amounts and on dates to be determined. However, there can be no assurance all or any portion of these funds will be returned to the Trust or that there will be sufficient funds available to make any such future liquidating distributions.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2018, the Trust held cash and cash equivalents and restricted cash of approximately $1,391,000 in excess of the FDIC insurance limits.

Financial Instruments

Our net assets in liquidation as of December 31, 2018 include the following financial instruments: cash and cash equivalents and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Costs to be incurred during liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2018, such costs were estimated at approximately $276,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Trust Agreement, as described above in Note 1. The actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Income Taxes

We are treated as a grantor trust for federal income tax purposes and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by us. Our beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by us and will be required to report on his or her federal, state or foreign tax return his or her pro rata share (per unit) of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

FSP East Wacker Drive Corp. Liquidating Trust
Notes to Unaudited Financial Statements

Note 3. Commitments and Contingencies

Indemnifications

Pursuant to the Trust Agreement, the Trust shall, to the maximum extent permitted by law, indemnify the Trustee against, and hold the Trustee harmless as to, any and all claims, causes of action and liabilities, including all expenses and defense costs (including reasonable attorneys’ fees), arising out of or in connection with its service as trustee under the Trust Agreement or any acts or omissions taken or omitted to be taken as trustee under the Trust Agreement, except to the extent that it is finally determined that the Trustee did not act in good faith or such actions or omissions constitute gross negligence or willful misconduct on the part of the Trustee. In the event that any legal proceeding is instituted against the Trustee, as trustee or personally, on account of any actions or omissions taken by the Trustee, then prior to the final disposition of such action, the Trustee shall be entitled to cause the Trust to advance to the Trustee such fees and costs as are reasonably incurred by the Trustee in defending against such action.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1	Plan of Complete Dissolution and Liquidation of FSP East Wacker Drive Corp., as approved by stockholders on August 17, 2018 and as currently in effect (included as Annex A to East Wacker’s Definitive Proxy Statement filed on July 27, 2018 and incorporated herein by reference)

10.1	Liquidating Trust Agreement, dated as of September 5, 2018, by and between FSP East Wacker Drive Corp. and FSP Property Management LLC (included as Exhibit 99.2 to East Wacker’s Current Report on Form 8-K filed on September 25, 2018 and incorporated herein by reference)

10.2	Purchase and Sale Agreement by and between FSP East Wacker Drive Corp. and BCSP 8 Acquisition LLC, dated June 28, 2018 (included as Annex A to East Wacker’s Definitive Proxy Statement filed on July 27, 2018 and incorporated herein by reference)

31.1*	Certification of Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Trustee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 303 EAST WACKER DRIVE CORP. LIQUIDATING TRUST

(Registrant)

By:	FSP Property Management LLC, its Trustee

Date: March 29, 2019		By:	/s/ John G. Demeritt
John G. Demeritt
Executive Vice President and Chief Financial Officer