Form 10-K
period 2019-12-31
FSP 303 East Wacker Drive Corp.
filed 2020-03-30
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019 the aggregate fair market value of Common Stock held by non-affiliates of FSP 303 East Wacker Drive Corp. was $0.

The number of shares of common stock outstanding and preferred stock outstanding of FSP 303 East Wacker Drive Corp. at December 31, 2019 was not applicable. As of December 31, 2019 there were 2,210 units of beneficial interest in FSP 303 East Wacker Drive Corp. Liquidating Trust outstanding.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Annual Report on Form 10-K for the year then ended December 31, 2019. Risk factors are described under Part II, Item 1A of this report. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

Distributions

The Plan of Dissolution provides that liquidating distributions will be made to the beneficiaries as determined by the Trustee. On September 27, 2018, the Trust effected the conveyance of the initial liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $158,015,000 pursuant to the Plan of Dissolution. On April 3, 2019, the Trust effected the conveyance of the second liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $2,763,000 pursuant to the Plan of Dissolution.

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

The Trust has issued an annual information statement to our beneficiaries with tax information for their 2019 tax returns. Beneficiaries are urged to consult with their own tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

The Trust evaluates its probable exposures associated with the tax filing positions of both East Wacker and the Trust. At December 31, 2019, the Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Trust’s provision for income taxes payable, and as a result, the Trust’s determinations may not prove to be accurate. East Wacker and/or the Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

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

Beneficiaries

As of February 28, 2020, there were 2,210 holders of beneficial interest in the Trust. The rights of beneficiaries in the Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each beneficiary holding units of record and such beneficiary’s aggregate units of beneficial interest in the Trust.

Dividends

Distributions

On September 27, 2018, following the dissolution of East Wacker, the Trustee authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $158,015,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 25, 2018. On April 3, 2019, the Trust effected the conveyance of the second liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $2,763,000 pursuant to the Plan of Dissolution.

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

Liquidation Basis of Accounting and Plan of Dissolution

The accompanying financial statements have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The precise nature, amount and timing of any future distribution to our beneficial unit holders will depend on and could be delayed by, among other things, claim settlements with creditors, new claims filed by third parties, whether our insurance policies will provide coverage for defense costs and any damages payable on any future litigation matters, and unexpected or greater than expected expenses. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred until termination of the Trust. These costs will reduce the amount of net assets available for ultimate distribution to beneficial unit holders.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation or decreases in the estimated realizable value of assets will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries.

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including expenses of the Trustee, legal expenses, accounting expenses, tax expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2019 and 2018, such costs were estimated at approximately $276,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On September 24, 2018, the remaining net assets of East Wacker, totaling $161,413,000, were transferred to the Trust. As of December 31, 2018, net assets in liquidation of the Trust totaled $3,098,000.

As of December 31, 2019, net assets in liquidation of the Trust totaled $508,000, as follows:

Assets

As of December 31, 2019 and 2018, the Trust retained approximately $989,000 and $3,682,000 in assets, respectively. As of December 31, 2019, the approximately $989,000 in assets consisted of $987,000 of cash and cash equivalents and $2,000 in receivables. As of December 31, 2018,the approximately $3,682,000 in assets consisted of $1,653,000 in cash and cash equivalents, the right to receive up to $2,000,000 in escrow proceeds in accordance with the terms of the Purchase and Sale Agreement and related documents, and $29,000 in receivables. The Purchase and Sale Agreement required East Wacker to deposit $2,000,000 in an escrow account held by a title company for a period of six months from the closing of the sale of the Property on September 24, 2018 as security for any claim made by the buyer for breach of any of East Wacker’s representations in the Purchase and Sale Agreement. All of these funds were returned to the Trust on March 25, 2019.

Liabilities

As of December 31, 2019 and 2018, the Trust retained approximately $205,000 and $308,000 in liabilities, respectively, comprised of accounts payable, accrued expenses, taxes and professional fees and the Trust has estimated that it will incur approximately $276,000 in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets (In thousands, except units outstanding):

	December 31,	December 31,
	2019	2018
Net assets in liquidation	$508	$3,098
Number of beneficial units outstanding at each respective date	2,210	2,210
Net asset value per unit	$0.23	$1.40

Comparison of the year ended December 31, 2019 to the period September 25, 2018 to December 31, 2018

Net assets in liquidation decreased $2,590,000, or $1,172 per unit, during the year ended December 31, 2019. The decrease in our net assets in liquidation is the result of the Trustee having authorized, pursuant to the Trust Agreement, a second liquidating distribution of a total of $2,763,000 to the beneficial unit holders of the Trust that was paid on April 3, 2019. The decrease from distribution was offset by the adjustments from the estimate of trust expenses of $173,000 in 2019.

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

Liquidity and Capital Resources

We believe that our cash and cash equivalents balance of approximately $987,000 should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2019. While we anticipate that our existing cash and cash equivalents balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Dissolution for the next twelve months, we can provide no assurances that this will be the case.

At December 31, 2019, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Dissolution.

Off Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2019 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement, the purchase and sale agreement relating to the sale of the Property, and all banking arrangements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted by our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of December 31, 2019 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2019.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Trustee’s assessment of the effectiveness of our internal controls over financial reporting was not audited. The Trustee’s report is not subject to attestation pursuant to the rules of the Securities and Exchange Commission.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2019, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust.

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

As of December 31, 2019, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

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

Item 14.	Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements and Financial Statement Schedules.

Page
Unaudited Statement of Net Assets in Liquidation as of December 31, 2019 and 2018	15
Unaudited Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2019 and for the period September 25, 2018 to December 31, 2018	16
Notes to Unaudited Financial Statements	17

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

FSP East Wacker Drive Corp. Liquidating Trust

Statement of Net Assets in Liquidation

(in thousands, unaudited)

	December 31,
Assets	2019	2018
Cash and cash equivalents	$987	$1,653
Restricted Cash	—	2,000
Receivables and other assets	2	29
	989	3,682

Liabilities
Accounts payable and accrued expenses	$205	$308
Costs to be incurred during liquidation	276	276
	481	584

Net Assets in Liquidation	$508	$3,098

The accompanying notes are an integral part of this unaudited financial statement.

FSP East Wacker Drive Corp. Liquidating Trust

Statements of Changes in Net Assets in Liquidation

For the Year ended December 31, 2019 and

For the Period September 25, 2018 to December 31, 2018

(in thousands, unaudited)

Net Assets in liquidation, beginning of period	$—
Changes in net assets in liquidation:
Transfer from East Wacker	161,413
Costs to be incurred during liquidation	(300)
Net Change in net assets in liquidation	161,113
Amount of authorized distribution in 2018	(158,015)

Net Assets in liquidation, December 31, 2018	3,098

Amount of authorized distribution in 2019	(2,763)
Adjustments to estimates of trust expenses	173

Net Assets in liquidation, December 31, 2019	$508

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

FSP East Wacker Drive Corp. Liquidating Trust
Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

As of December 31, 2019 and 2018, cash and cash equivalents total approximately $987,000 and $1,653,000, respectively, which consist of funds held in bank deposit accounts. Cash equivalents are stated at costs plus accrued interest approximates market value.

Restricted Cash

As of December 31, 2018, restricted cash was approximately $2,000,000 representing funds held in an escrow account by a title company as security for any claim of breach of any of East Wacker’s representations in the purchase and sale agreement signed in connection with the sale of East Wacker’s real property on June 28, 2018. These funds were returned to the Trust on March 25, 2019 and were used for the liquidating distributions made on April 3, 2019.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2019 and 2018, the Trust held cash and cash equivalents and restricted cash of approximately $737,000 and $1,391,000, respectively, in excess of the FDIC insurance limits.

Financial Instruments

Our net assets in liquidation as of December 31, 2019 and 2018 include the following financial instruments: cash and cash equivalents and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Costs to be incurred during liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2019 and 2018, such costs were estimated at approximately $276,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Trust Agreement, as described above in Note 1. The actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

FSP 303 EAST WACKER DRIVE CORP. LIQUIDATING TRUST

(Registrant)

By:       FSP Property Management LLC, its Trustee

Date: March 30, 2020	By:	/s/ John G. Demeritt
John G. Demeritt
Executive Vice President and Chief Financial Officer