Form 10-K
period 2020-12-31
FSP 303 East Wacker Drive Corp.
filed 2021-03-30
CIK 1431766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020 the aggregate fair market value of Common Stock held by non-affiliates of FSP 303 East Wacker Drive Corp. was $0.

The number of shares of common stock outstanding and preferred stock outstanding of FSP 303 East Wacker Drive Corp. at December 31, 2020 was not applicable. As of December 31, 2020 there were 2,210 units of beneficial interest in FSP 303 East Wacker Drive Corp. Liquidating Trust outstanding.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Annual Report on Form 10-K for the year then ended December 31, 2020. Risk factors are described under Part II, Item 1A of this report. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

The Trust has issued an annual information statement to our beneficiaries with tax information for their 2020 tax returns. Beneficiaries are urged to consult with their own tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

The Trust evaluates its probable exposures associated with the tax filing positions of both East Wacker and the Trust. At December 31, 2020, the Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Trust’s provision for income taxes payable, and as a result, the Trust’s determinations may not prove to be accurate. East Wacker and/or the Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

A Successor Trustee may need to be appointed to complete the Plan of Dissolution, which could delay the final distribution and closing of the Trust.

The Trust Agreement provides that in the event of death, resignation or removal of the Trustee, a successor trustee will be appointed. In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final liquidating distribution, if any, and the closure of the Trust.

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

Beneficiaries

As of February 28, 2021, there were 2,210 holders of beneficial interest in the Trust. The rights of beneficiaries in the Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each beneficiary holding units of record and such beneficiary’s aggregate units of beneficial interest in the Trust.

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

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including expenses of the Trustee, legal expenses, accounting expenses, tax expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2020 and 2019, such costs were estimated at approximately $273,000 and $276,000, respectively. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On September 24, 2018, the remaining net assets of East Wacker, totaling $161,413,000, were transferred to the Trust. As of December 31, 2019, net assets in liquidation of the Trust totaled $508,000.

As of December 31, 2020, net assets in liquidation of the Trust totaled $508,000, as follows:

Assets

As of December 31, 2020, and 2019, the Trust retained approximately $992,000 and $989,000 in assets, respectively. As of December 31, 2020, the approximately $992,000 in assets is in cash and cash equivalents. As of December 31, 2019, the approximately $989,000 in assets consisted of $987,000 of cash and cash equivalents and $2,000 in receivables. The Purchase and Sale Agreement required East Wacker to deposit $2,000,000 in an escrow account held by a title company for a period of six months from the closing of the sale of the Property on September 24, 2018 as security for any claim made by the buyer for breach of any of East Wacker’s representations in the Purchase and Sale Agreement. All of these funds were returned to the Trust on March 25, 2019.

Liabilities

As of December 31, 2020, and 2019, the Trust retained approximately $209,000 and $205,000, respectively, in liabilities, comprised of accounts payable, accrued expenses, taxes and professional fees and the Trust has estimated that it will incur approximately $275,000 and $276,000, respectively, in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets (In thousands, except units outstanding):

	December 31,	December 31,
	2020	2019
Net assets in liquidation	$508	$508
Number of beneficial units outstanding at each respective date	2,210	2,210
Net asset value per unit	$0.23	$0.23

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Net assets in liquidation remained unchanged at $508,000 during the year ended December 31, 2020.

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

Liquidity and Capital Resources

We believe that our cash and cash equivalents balance of approximately $992,000 should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2020. While we anticipate that our existing cash and cash equivalents balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Dissolution for the next twelve months, we can provide no assurances that this will be the case.

At December 31, 2020, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Dissolution.

Off Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2020 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement and all banking arrangements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted by our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of December 31, 2020 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2020.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Trustee’s assessment of the effectiveness of our internal controls over financial reporting was not audited. The Trustee’s report is not subject to attestation pursuant to the rules of the Securities and Exchange Commission.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2020, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust.

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

As of December 31, 2020, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

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

Item 14.	Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements and Financial Statement Schedules.

Page
Unaudited Statement of Net Assets in Liquidation as of December 31, 2020 and 2019	16
Unaudited Statement of Changes in Net Assets in Liquidation for the years ended December 31, 2020 and 2019	17
Notes to Unaudited Financial Statements	18

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

FSP East Wacker Drive Corp. Liquidating Trust

Statements of Net Assets in Liquidation

(in thousands, unaudited)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$992	$987
Receivables and other assets	—	2
	992	989

Liabilities
Accounts payable and accrued expenses	$209	$205
Costs to be incurred during liquidation	275	276
	484	481

Net Assets in Liquidation	$508	$508

The accompanying notes are an integral part of this unaudited financial statement.

FSP East Wacker Drive Corp. Liquidating Trust

Statements of Changes in Net Assets in Liquidation

For the Years ended December 31, 2020 and 2019

(in thousands, unaudited)

Net Assets in liquidation, January 1, 2019	$3,098

Amount of authorized distribution in 2019	(2,763)
Adjustments to estimates of trust expenses	173
Net Assets in liquidation, December 31, 2019	508

Amount of authorized distribution in 2020	—

Net Assets in liquidation, December 31, 2020	$508

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

FSP East Wacker Drive Corp. Liquidating Trust
Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

As of December 31, 2020, and 2019, cash and cash equivalents total approximately $992,000 and $987,000, respectively, which consist of funds held in bank deposit accounts. Cash equivalents are stated at costs plus accrued interest approximates market value.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2020, and 2019, the Trust held cash and cash equivalents and restricted cash of approximately $742,000 and $737,000, respectively, in excess of the FDIC insurance limits.

Financial Instruments

Our net assets in liquidation as of December 31, 2020 and 2019 include the following financial instruments: cash and cash equivalents and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Costs to be incurred during liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2020, and 2019, such costs were estimated at approximately $275,000 and $276,000, respectively. Our estimates are based on assumptions regarding costs to be incurred in executing the Trust Agreement, as described above in Note 1. The actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1	Plan of Complete Dissolution and Liquidation of FSP East Wacker Drive Corp., as approved by stockholders on August 17, 2018 and as currently in effect (included as Annex A to East Wacker’s Definitive Proxy Statement filed on July 27, 2018 and incorporated herein by reference)
10.1	Liquidating Trust Agreement, dated as of September 5, 2018, by and between FSP East Wacker Drive Corp. and FSP Property Management LLC (included as Exhibit 99.2 to East Wacker’s Current Report on Form 8-K filed on September 25, 2018 and incorporated herein by reference)

10.2	Purchase and Sale Agreement by and between FSP East Wacker Drive Corp. and BCSP 8 Acquisition LLC, dated June 28, 2018(included as Annex A to East Wacker’s Definitive Proxy Statement filed on July 27, 2018 and incorporated herein by reference)

31.1*	Certification of Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Trustee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 303 EAST WACKER DRIVE CORP. LIQUIDATING TRUST

(Registrant)

Date: March 30, 2021	By: /s/ John G. Demeritt
John G. Demeritt
Executive Vice President and Chief Financial Officer